Form 10QSB
period 1996-09-30
ADVANCE FINANCIAL BANCORP
filed 1996-12-27
CIK 1023398

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                 FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


For the transition period from                        to
                               ----------------------    -----------------------

                        Commission File Number 333-13021

                            Advance Financial Bancorp
                            -------------------------
             (Exact name of registrant as specified in its charter)

            West Virginia                                 55-0111012
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

                    1015 Commerce Street, Wellsburg, WV 26070
                    -----------------------------------------
                    (Address of principal executive offices)

                                (304) 737 - 3631
                                ----------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

       Common Stock, none Outstanding at December 27, 1996

                            ADVANCE FINANCIAL BANCORP

                                     INDEX



                                                                       Page
                                                                      Number
                                                                      ------


PART I  -  FINANCIAL INFORMATION

   Item 1.       Financial Statements                                   1


PART II  -  OTHER INFORMATION

   Item 1.       Legal Proceedings                                      2

   Item 2.       Changes in Securities                                  2

   Item 3.       Default Upon Senior Securities                         2

   Item 4.       Submissions of Matters to a Vote of Security Hold      2

   Item 5.       Other Information                                      2

   Item 6.       Exhibits and Reports on Form 8 - K                     2

SIGNATURES

PART I - NOT APPLICABLE

     The information as required by Part I of the Form 10-QSB has been omitted because the conversion from the mutual to stock form of ownership (the "Conversion"), as described in the Form S-1 (file no. 333-13021), has not yet occurred. It is anticipated that the Conversion will be completed on or about December 31, 1996.

   PART II - OTHER INFORMATION

   Item 1 - Legal proceedings

            NONE

   Item 2 - Changes in securities

            NOT APPLICABLE

   Item 3 - Defaults upon senior securities

           NOT APPLICABLE

   Item 4 - Submission of matters to a vote of security holders

            NOT APPLICABLE

   Item 5 - Other information

            NONE

   Item 6 - Exhibits and reports on Form 8 - K

             EXHIBIT 99 - FINANCIAL STATEMENTS OF ADVANCE
                          FINANCIAL SAVINGS BANK, F.S.B.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Advance Financial Bancorp


Date: December 27, 1996               By: /s/Stephen M. Gagliardi
                                          Stephen M. Gagliardi, President

                                      By: /s/Noreen Mechling
                                          Noreen Mechling, Treasurer and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)