Form 10QSB
period 1996-12-31
ADVANCE FINANCIAL BANCORP
filed 1997-02-13
CIK 1023398

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20552

                               FORM 10-Q.S.B.

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from            to
                              ------------  ------------

                         Commission File Number 0-21885
                        --------------------------------

                            Advance Financial Bancorp
                      --------------------------------------
              (Exact name of registrant as specified in its charter)

West Virginia                                                       55-0753533
-------------                                                       ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                   1015 Commerce Street, Wellsburg, WV  26070
                   ------------------------------------------
                    (Address of principal executive offices)

                                (304) 737 - 3631
                   ------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes    No X
                                                                  ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at January 16, 1997:  1,084,450 shares

                          ADVANCE FINANCIAL BANCORP

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              December 31, 1996 and June 30, 1996                       3

            Consolidated Statement of Income (Unaudited)
              for the Six Months ended December 31, 1996 and 1995       4

            Consolidated Statement of Income (Unaudited)
              for the Three Months ended December 31, 1996 and 1995     5

            Consolidated Statement of Cash Flows (Unaudited)
              for the Six Months ended December 31, 1996 and 1995       6

            Notes to Unaudited Consolidated Financial Statements        7

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                       8-10

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                           13

   Item 2. Changes in Securities                                       13

   Item 3. Default Upon Senior Securities                              13

   Item 4. Submissions of Matters to a Vote of Security Holders        13

   Item 5. Other Information                                           13

   Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                             14

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                            December 31,      June 30,
                                                                1996            1996
                                                           -------------   -------------

ASSETS
Cash and Cash Equivalents:
   Cash and amounts due from banks                         $   1,090,320   $     948,671
   Interest-bearing deposits with other institutions           8,360,107       3,067,912
                                                           -------------   -------------
      Total cash and cash equivalents                          9,450,427       4,016,583

Investment Securities:
   Securities held to maturity (fair value of $3,033,477
      and $4,761,709)                                          3,049,541       4,799,596
   Securities available for sale                                  62,270          68,549
                                                           -------------   -------------
      Total investment securities                              3,111,811       4,868,145

Mortgage-backed securities held to maturity
   (fair value of $444,038 and $561,203)                         414,982         536,808
Loans held for sale                                              246,000       1,375,143
Loans receivable, (net of allowance for loan losses
   of $335,875 and $324,983)                                  83,429,319      77,565,831
Office properties and equipment, net                           2,119,912       2,099,470
Federal Home Loan Bank Stock, at cost                            559,500         559,500
Accrued interest receivable                                      539,126         521,187
Other assets                                                     338,093         309,726
                                                           -------------   -------------

      TOTAL ASSETS                                         $ 100,209,170   $  91,852,393
                                                           =============   =============

LIABILITIES

Deposits                                                   $  76,116,335   $  80,770,646
Advances from Federal Home Loan Bank                           7,764,631       4,376,452
Advances from borrowers for taxes and insurance                  171,582         182,977
Accrued interest payable and other liabilities                   416,195         322,439
                                                           -------------   -------------
      TOTAL LIABILITIES                                       84,468,743      85,652,514
                                                           -------------   -------------


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; 500,000 shares
   authorized, none issued                                             -               -
Common Stock, $.10 par value; 2,000,000 shares authorized
   1,084,450 shares issued and outstanding                       108,445               -
Additional paid - in capital                                  10,207,689               -
Retained Earnings - substantially restricted                   6,264,198       6,209,329
Net unrealized loss on securities                                 (9,045)         (9,450)
Unearned Employee Stock Ownership Plan shares (ESOP)            (830,860)              -
                                                           -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                              15,740,427       6,199,879
                                                           -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 100,209,170   $  91,852,393
                                                           =============   =============


See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         Six Months Ended December 31,
                                                             1996           1995
                                                         ------------   ------------

INTEREST AND DIVIDEND INCOME
Loans                                                    $  3,293,431   $  3,028,437
Investment securities                                         129,582         89,281
Interest-bearing deposits with other institutions             107,223         55,293
Mortgage-backed securities                                     41,458         54,514
Dividends on Federal Home Loan Bank Stock                      17,504         17,168
                                                         ------------   ------------
   Total interest and dividend income                       3,589,198      3,244,693
                                                         ------------   ------------

INTEREST EXPENSE
Deposits                                                    1,838,064      1,808,703
Advances from Federal Home Loan Bank                          183,167         78,614
                                                         ------------   ------------
Total interest expense                                      2,021,231      1,887,317
                                                         ------------   ------------

NET INTEREST INCOME                                         1,567,967      1,357,376

Provision for loan losses                                      17,384        125,259
                                                         ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,550,583      1,232,117
                                                         ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                        113,542         91,730
   Gain on sale of loans                                       15,576              -
   Other income                                                42,867         28,569
                                                         ------------   ------------
      Total noninterest income                                171,985        120,299
                                                         ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                         469,784        448,037
   Occupancy and equipment                                    126,392        108,027
   Deposit insurance premiums                                 551,602         83,663
   Professional fees                                           46,667         47,067
   Advertising                                                 47,860         32,077
   Data processing charges                                     78,409         70,928
   Other expenses                                             303,104        260,662
                                                         ------------   ------------
      Total noninterest expense                             1,623,818      1,050,461
                                                         ------------   ------------

Income before income taxes                                     98,750        301,955

Income taxes                                                   43,881        119,163
                                                         ------------   ------------

NET INCOME                                               $     54,869   $    182,792
                                                         ============   ============


See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                       Three Months Ended December 31,
                                                             1996           1995
                                                         ------------   ------------

INTEREST AND DIVIDEND INCOME
Loans                                                    $  1,669,547   $  1,529,766
Investment securities                                          59,578         44,902
Interest-bearing deposits with other institutions              77,920         27,602
Mortgage-backed securities                                     19,723         24,343
Dividends on Federal Home Loan Bank Stock                       8,538          8,630
                                                         ------------   ------------
   Total interest and dividend income                       1,835,306      1,635,243
                                                         ------------   ------------

INTEREST EXPENSE
   Deposits                                                   932,268        915,150
   Advances from Federal Home Loan Bank                       109,651         42,190
                                                         ------------   ------------
      Total interest expense                                1,041,919        957,340
                                                         ------------   ------------

NET INTEREST INCOME                                           793,387        677,903

Provision for loan losses                                      14,384        120,706
                                                         ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           779,003        557,197
                                                         ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                         56,334         49,273
   Gain on sale of loans                                        8,533              -
   Other income                                                24,234         12,975
                                                         ------------   ------------
      Total noninterest income                                 89,101         62,248
                                                         ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                         240,697        252,682
   Occupancy and equipment                                     74,165         57,018
   Deposit insurance premiums                                  36,009         42,537
   Professional fees                                           23,309         23,808
   Advertising                                                 18,810         15,816
   Data processing charges                                     38,421         34,635
   Other expenses                                             132,915        130,476
                                                         ------------   ------------
      Total noninterest expense                               564,326        556,972
                                                         ------------   ------------

Income before income taxes                                    303,778         62,473


Income taxes                                                   99,477         29,245
                                                         ------------   ------------

NET INCOME                                               $    204,301   $     33,228
                                                         ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended December 31,
                                                             1996           1995
                                                         ------------   ------------

OPERATING ACTIVITIES
   Net income                                            $     54,869   $    182,792
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation, amortization and accretion, net               70,473         13,709
   Provision for loan losses                                   17,384        125,259
   Proceeds from sale of loans                              1,129,143              -
   Decrease (increase) in accrued interest receivable
     and other assets                                         (82,128)         7,846
   Increase in accrued interest payable
     and other liabilities                                     81,722         39,652
   Decrease (increase) in federal income tax receivable        35,822        (22,274)
   Increase in deferred federal income taxes                   12,034        164,211
                                                         ------------   ------------

   Net cash provided by operating activities                1,319,319        511,195
                                                         ------------   ------------

INVESTING ACTIVITIES
   Proceeds from maturities of held to maturity             1,750,000              -
      securities
   Principal collected on available for sale securities         6,684          7,304
   Principal collected on mortgage - backed securities        121,826        112,854
   Net increase in loans                                   (5,880,872)    (2,817,100)
   Proceeds from the sale of other real estate                      -        167,457
   Purchases of office properties and equipment               (90,860)      (844,162)
                                                         ------------   ------------

   Net cash used for investing activities                  (4,093,222)    (3,373,647)
                                                         ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease)in deposits                      (4,654,311)     1,683,717
   Proceeds from sale of common stock                       9,485,274              -
   Proceeds from advances
      from Federal Home Loan Bank                           3,388,179        549,667
   Net change in advances for taxes and insurance             (11,395)           682
                                                         ------------   ------------

   Net cash provided by financing activities                8,207,747      2,234,066
                                                         ------------   ------------

   Increase (decrease) in cash and cash equivalents         5,433,844       (628,386)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                     4,016,583      3,139,383
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                           9,450,427      2,510,997
                                                         ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits and borrowings            $      1,985,409    $ 1,888,405
      Income taxes                                             87,500        174,800

                         ADVANCE FINANCIAL BANCORP
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Advance Financial Bancorp (the "Company"), includes its wholly-owned subsidiary, Advance Financial Savings Bank (the"Bank"), and its wholly-owned subsidiary, Advance Financial Service Corporation of West Virginia. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.B. and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1997.

These statements should be read in conjunction with the consolidated statements as of and for the year ended June 30, 1996 and related notes which are included on Form S-1 (file no. 333-13021).

NOTE 2 - CONVERSION TO A STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
COMPANY

On September 3, 1996, the Board of Directors of the Bank approved a plan of conversion whereby the Bank was to convert from a federally chartered mutual Bank to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). After approval by the regulatory authorities and the Bank's members, the Conversion was completed on December 31, 1996. As a result of this transaction, the Company was formed and the Bank became a wholly-owned subsidiary of the Company.

In connection with the Conversion on December 31, 1996, the Company completed the sale of 1,084,450 shares of stock at $10.00 per share. From the proceeds, $108,445 was allocated to common stock based on a par value of $.10 per share and $10,207,689, which is net of conversion costs of $528,366, was allocated to additional paid in capital.

Additionally, as a condition of the Conversion, the Bank may not pay a dividend to the Company in excess of the Bank accumulated net earnings after any required transfer to surplus and only if the Bank's surplus would not be reduced by payment of such dividend.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND JUNE 30, 1996

On September 3, 1996, the Board of Directors of the Bank approved a plan of conversion whereby the Bank was to convert from a federally chartered mutual Bank to a federally chartered stock savings bank and simultaneously reorganized into a holding company form of organization (collectively, the "Conversion"). After approval by the regulatory authorities and the Bank's members, the Conversion was completed on December 31, 1996 and as a result, the holding company was formed (the "Company") and the Bank became a wholly-owned subsidiary of the Company. In connection with the Conversion on December 31, 1996, the Company completed the sale of 1,084,450 shares (the "Offering") at $10 per share and receive net proceeds of approximately $9,449,000. The Company transferred approximately $5,158,000 of the net proceeds to Bank for the purchase of all of the capital stock of the Bank. In addition, $868,000 was loaned to ESOP for the purchase of shares in the Offering.

Total assets increased by approximately $8,357,000 to $100,209,000 at December 31, 1996 from $91,852,000 at June 30, 1996. The increase in assets was directly attributable to the Offering. Total cash and cash equivalents increased by $5,433,000 to $9,450,427 at December 31, 1996 from $4,016,000 at
June 30, 1996. This increase represented the inflow of cash associated with subscription of orders received for the purchase of Common Stock in the Offering. Net loans receivables increase approximately $5,863,000 to $83,429,000 at December 31, 1996 from $77,566,000 at June 30, 1996. The net increase was primarily attributable to the increase in non-residential mortgages of $1.6 million and $1.1 million in consumer loan, offset by the sale of one to four family mortgages of $1.1 million. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by increases in FHLB borrowings of $3,388,000 and the receipt of proceeds of $1,756,000 received from the maturities and principal repayments of investment securities. Deposits decreased approximately $4,654,000 to $76,116,335 at December 31, 1996 from $80,770,646.
This decrease primarily represents funds withdrawn by depositors which were used to purchase stock in the Offering.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net income decreased by $128,000 or 70.0% from net income of $183,000 for the six months ended December 31, 1995 to net income of $55,000 for the same six months ended December 31, 1996.

Net interest income increased $211,000 or 15.5% from $1,357,000 for the six months ended December 31, 1995 to $1,568,000 for the six months ended December 31, 1996. The increase is a combination of increased average interest earning assets and an increase in the net interest spread from 3.14% for the six months ended December 31, 1995 to 3.21% for the six months ended December 31, 1996.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)

Interest income increased $345,000, or 10.6%, for the six months ended December 31, 1996 compared to the same six months ended December 31, 1995. The increase in interest income is primarily attributed to an increase in the average balance of interest-earning assets which was funded by proceeds from the Offering. The average balance in interest-earning assets increased by $9,478,000, or 11.6%, while the average yield on interest-earning assets declined from 7.94% as of December 31, 1995 to 7.87% for December 31, 1996.

Interest expense increased $134,000 from $1,887,000 for the six months ended December 31, 1995 to $2,021,000 for the six months ended December 31, 1996.
The increase in interest expense was attributable to an increase in interest-bearing liabilities of $8.0 million offset by a decline in the cost of funds of 14 basis points (100 basis points equals 1%). The average balance of deposits have increased by $3.6 million from December 31, 1995 to December 31, 1996. The Bank has been aggressive in marketing new deposit products with the opening of a new branch office. The Bank also believes it has benefited by the funds deposited by the customers of the local institutions who become frustrated due to higher fees and less personalized service following mergers. Average Advances from FHLB have increased by $4.4 million during this period. The Bank has utilized these borrowings to fund their recent loan growth.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses decreased by $108,000 for the six months ended December 31, 1996 compared to the same period ended 1995. See "Risk Elements".

Noninterest income increased by $51,000 primarily from an increase in service charges on deposit accounts of $22,000 and gain on the sale of loans of $15,000. The increase in service charges on deposit accounts is the result of an increased number of deposit accounts. The increase in gain on the sale of loans is the result of the Bank beginning a new program to sell fixed rate mortgage loans in 1996.

Noninterest expense increased by $573,000 primarily as a result of a one time charge of $470,000 in federal insurance premiums. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one time charge to SAIF-insured institutions of
65.7 basis points per one hundred dollars of insurable deposits. Other noninterest expense increased by $43,000 due to general overall increases in all expenses. The most significant increase related to the cost of Now accounts due to the increase volume in the number of accounts.

Income tax expense amounted to $44,000 for the six months ended December 31, 1996 compared to $119,000 for the same six months ended December 31, 1995. The effective tax rates were 44.4% and 39.5% at December 31, 1996 and 1995, respectively.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net income increased $171,000 from $33,000 to $204,000 for the three months ended December 31, 1996 compared to the same period ended 1995.

Net interest income for 1996 rose $115,000, or $17.0%, over 1995. The increase in net interest income is primarily attributed to a greater increase in the average balance of interest-earning assets over interest-bearing liabilities. The net average balance increase in interest-earning assets of $4,689,000 was offset somewhat by a declining net interest rate spread from 3.1% for the period ending December 31, 1995 to 3.0% for the same three month period ending December 31, 1996.

Provision for loan losses decreased $106,000, or 88%, from 1995 to 1996. The decline is attributed to management's continual monitoring of the quality of the loan portfolio.

Noninterest income increased $27,000, which is primarily due to $9,000 on gains on sale of loans and $7,000 on increased volume of service charges on deposit accounts.

Noninterest expense overall remained relatively constant during the periods. Compensation expense reduced slightly as a result of an increase in deferred compensation costs associated with increased volumes of loan originations. Occupancy and equipment costs increased as a result of increased depreciation expense on the Follansbee branch office.

Income taxes increased from $29,000 for the three months ended December 31, 1995 to $99,000 for the three months ended December 31, 1996, as a result of the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Savings Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Savings Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a flex line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $4.8 million. As of December 31, 1996, the Savings Bank had outstanding advances from the FHLB of $7,765,000.

As of December 31, 1996, the Savings Bank had $1,422,000 in outstanding
mortgage and construction loan commitments.   Management believes that it has
adequate sources to meet the actual funding requirements.

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1996, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, TierI risk-based and Tier I leverage ratios are 26.42%, 25,87%, 15.69% and 17.96%, 17.40%, 10.55%, respectively at December 31, 1996.

RISK ELEMENT

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                     December 31,   June 30,
                                                         1996         1996
                                                      ---------    ---------
                                                      (dollars in thousands)

Loans on nonaccrual basis                             $     235    $     139
Loans past due 90 days or more                                -          303
Renegotiated loans                                            -            -
                                                      ---------    ---------

Total nonperforming loans                                   235          442
                                                      ---------    ---------

Other real estate                                            17            -
Repossessed assets                                            -            -
                                                      ---------    ---------

Total nonperforming assets                            $     252    $     442
                                                      =========    =========

Nonperforming loans as a percent of total loans            0.28%        0.55%
                                                         ======       ======

Nonperforming assets as a percent of total assets          0.25%        0.48%
                                                         ======       ======

Allowance for loan losses to nonperforming loans         142.98%       73.53%
                                                         ======       ======

Management monitors impaired loans on a continual basis. As of December 31, 1996, impaired loans had no material effect on the company's financial position or results of operations.

During the six month period ended December 31, 1996, loans increased $6,109,000 and nonperforming loans decreased $190,000 while the allowance for loan losses increased $11,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .4% during this time period. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at December 31, 1996 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on - going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Advance Financial Bancorp


Date: January 16, 1997          By:
                                   --------------------------------------
                                   Stephen M. Gagliardi
                                   President and Chief Executive Officer


                                By:
                                   --------------------------------------
                                   Noreen Mechling
                                   Chief Financial Officer and Treasurer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Advance Financial Bancorp


Date: January 16, 1997          By:\s\ Stephen M. Gagliardi
                                   --------------------------------------
                                   Stephen M. Gagliardi
                                   President and Chief Executive Officer


                                By:\s\ Noreen Mechling
                                   --------------------------------------
                                   Noreen Mechling
                                   Chief Financial Officer and Treasurer