Form 10QSB
period 1997-03-31
ADVANCE FINANCIAL BANCORP
filed 1997-05-13
CIK 1023398

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20552

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at May 12, 1997:  1,084,450 shares

                          ADVANCE FINANCIAL BANCORP

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              March 31, 1997 and June 30, 1996                          3

            Consolidated Statement of Income (Unaudited)
              for the Nine Months ended March 31, 1997 and 1996         4

            Consolidated Statement of Income (Unaudited)
              for the Three Months ended March 31, 1997 and 1996        5

            Consolidated Statement of Cash Flows (Unaudited)
              for the Nine Months ended March 31, 1997 and 1996         6

            Notes to Unaudited Consolidated Financial Statements        7

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                       8-11

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                           12

   Item 2. Changes in Securities                                       12

   Item 3. Default Upon Senior Securities                              12

   Item 4. Submissions of Matters to a Vote of Security Holders        12

   Item 5. Other Information                                           12

   Item 6. Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                             13

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                             March 31,         June 30,
                                                                1997            1996
                                                           -------------   -------------

ASSETS
Cash and Cash Equivalents:
   Cash and amounts due from banks                         $     934,838   $     948,671
   Interest-bearing deposits with other institutions           7,963,558       3,067,912
                                                           -------------   -------------
      Total cash and cash equivalents                          8,898,396       4,016,583

Investment Securities:
   Securities held to maturity (fair value of $5,784,967
      and $4,761,709)                                          5,863,761       4,799,596
   Securities available for sale                                  58,656          68,549
                                                           -------------   -------------
      Total investment securities                              5,922,417       4,868,145

Mortgage-backed securities held to maturity
   (fair value of $398,988 and $561,203)                         373,014         536,808
Loans held for sale                                                    -       1,375,143
Loans receivable, (net of allowance for loan losses
   of $345,155 and $324,983)                                  84,976,670      77,565,831
Office properties and equipment, net                           2,064,100       2,099,470
Federal Home Loan Bank Stock, at cost                            576,700         559,500
Accrued interest receivable                                      550,800         521,187
Other assets                                                     215,597         309,726
                                                           -------------   -------------

      TOTAL ASSETS                                         $ 103,577,774   $  91,852,393
                                                           =============   =============

LIABILITIES

Deposits                                                   $  79,307,857   $  80,770,646
Advances from Federal Home Loan Bank                           7,756,110       4,376,452
Advances from borrowers for taxes and insurance                  130,446         182,977
Accrued interest payable and other liabilities                   385,847         322,439
                                                           -------------   -------------
      TOTAL LIABILITIES                                       87,580,260      85,652,514
                                                           -------------   -------------


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; 500,000 shares
   authorized, none issued                                             -               -
Common Stock, $.10 par value; 2,000,000 shares authorized
   1,084,450 shares issued and outstanding                       108,445               -
Additional paid - in capital                                  10,214,199               -
Retained Earnings - substantially restricted                   6,493,342       6,209,329
Net unrealized loss on securities                                 (9,348)         (9,450)
Unearned Employee Stock Ownership Plan shares (ESOP)            (809,124)              -
                                                           -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                              15,997,514       6,199,879
                                                           -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 103,577,774   $  91,852,393
                                                           =============   =============

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         Nine Months Ended March 31,
                                                             1997           1996
                                                         ------------   ------------

INTEREST AND DIVIDEND INCOME
Loans                                                    $  4,999,114   $  4,578,385
Investment securities                                         224,886        160,373
Interest-bearing deposits with other institutions             232,131         93,974
Mortgage-backed securities                                     30,048         51,495
Dividends on Federal Home Loan Bank Stock                      26,566         25,015
                                                         ------------   ------------
   Total interest and dividend income                       5,512,745      4,909,242
                                                         ------------   ------------

INTEREST EXPENSE
Deposits                                                    2,707,227      2,715,455
Advances from Federal Home Loan Bank                          288,900        125,406
                                                         ------------   ------------
Total interest expense                                      2,996,127      2,840,861
                                                         ------------   ------------

NET INTEREST INCOME                                         2,516,618      2,068,381

Provision for loan losses                                      28,569        125,259
                                                         ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,488,049      1,943,122
                                                         ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                        168,231        139,475
   Gain on sale of loans                                       23,296              -
   Other income                                                48,164         47,047
                                                         ------------   ------------
      Total noninterest income                                239,691        186,522
                                                         ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                         722,995        655,951
   Occupancy and equipment                                    239,455        178,078
   Deposit insurance premiums                                 564,330        127,029
   Professional fees                                           89,664         72,864
   Advertising                                                 77,502         57,363
   Data processing charges                                    120,320        109,249
   Other expenses                                             444,300        378,149
                                                         ------------   ------------
      Total noninterest expense                             2,258,566      1,578,683
                                                         ------------   ------------

Income before income taxes                                    469,173        550,961

Income taxes                                                  185,160        207,106
                                                         ------------   ------------

NET INCOME                                               $    284,014   $    343,855
                                                         ============   ============

EARNINGS PER SHARE (since inception)                              .23              -

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         Three Months Ended March 31,
                                                             1997           1996
                                                         ------------   ------------

INTEREST AND DIVIDEND INCOME
Loans                                                    $  1,705,683   $  1,549,948
Investment securities                                          74,911         51,829
Interest-bearing deposits with other institutions             124,908         38,681
Mortgage-backed securities                                      8,983         16,245
Dividends on Federal Home Loan Bank Stock                       9,062          7,847
                                                         ------------   ------------
   Total interest and dividend income                       1,923,547      1,664,550
                                                         ------------   ------------

INTEREST EXPENSE
   Deposits                                                   869,163        906,751
   Advances from Federal Home Loan Bank                       105,733         46,792
                                                         ------------   ------------
      Total interest expense                                  974,896        953,543
                                                         ------------   ------------

NET INTEREST INCOME                                           948,651        711,007

Provision for loan losses                                      11,185              -
                                                         ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           937,466        711,007
                                                         ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                         54,689         47,745
   Gain on sale of loans                                        7,720              -
   Other income                                                14,922         18,478
                                                         ------------   ------------
      Total noninterest income                                 77,331         66,223
                                                         ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                         253,210        207,913
   Occupancy and equipment                                     84,999         68,251
   Deposit insurance premiums                                  12,728         43,366
   Professional fees                                           42,997         25,797
   Advertising                                                 29,642         25,286
   Data processing charges                                     41,911         38,321
   Other expenses                                             178,887        119,290
                                                         ------------   ------------
      Total noninterest expense                               644,374        528,224
                                                         ------------   ------------

Income before income taxes                                    370,423        249,006


Income taxes                                                  141,279         87,943
                                                         ------------   ------------

NET INCOME                                               $    229,144   $    161,063
                                                         ============   ============

EARNINGS PER SHARE (since inception)                              .23              -

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended March 31,
                                                             1997           1996
                                                         ------------   ------------

OPERATING ACTIVITIES
   Net income                                            $    284,013   $    343,855
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation, amortization and accretion, net               99,742         52,721
   Amortization of unearned ESOP shares                        28,246              -
   Provision for loan losses                                   28,569        125,259
   Proceeds from sale of loans                              1,375,143              -
   Decrease (increase) in accrued interest receivable
     and other assets                                          64,436        (75,112)
   Increase in accrued interest payable
     and other liabilities                                    (70,001)        (3,973)
   Decrease (increase) in federal income tax receivable       120,309         40,490
   Increase in deferred federal income taxes                   13,100         15,160
                                                         ------------   ------------

   Net cash provided by operating activities                1,943,557        498,400
                                                         ------------   ------------

INVESTING ACTIVITIES
   Proceeds from maturities of held to maturity             2,000,000              -
      securities
   Purchases of held to maturity securities                (3,050,000)             -
   Principal collected on available for sale securities         9,995         10,800
   Principal collected on mortgage - backed securities        163,794        159,667
   Net increase in loans                                   (7,439,408)    (4,308,933)
   Proceeds from the sale of other real estate                      -        334,121
   Purchases of Federal Home Loan Bank stock                  (17,200)       (57,700)
   Purchases of office properties and equipment               (78,537)      (977,398)
                                                         ------------   ------------

   Net cash used for investing activities                  (8,411,356)    (4,839,443)
                                                         ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease)in deposits                      (1,462,789)     5,594,402
   Proceeds from sale of common stock                       9,485,274              -
   Proceeds from advances
      from Federal Home Loan Bank                           3,379,658        541,681
   Net change in advances for taxes and insurance             (52,531)       (33,425)
                                                         ------------   ------------

   Net cash provided by financing activities               11,349,612      6,102,658
                                                         ------------   ------------

   Increase (decrease) in cash and cash equivalents         4,881,813      1,761,615

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                     4,016,583      3,139,383
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                        $  8,898,396   $  4,900,998
                                                         ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits and borrowings            $      2,984,901    $ 2,841,979
      Income taxes                                             87,500        174,800


See accompanying notes to the unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1997.

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

NOTE 3 - PENDING ACCOUNTING STANDARDS

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No.
128 will become effective for the Corporation beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principals Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Corporation will adopt Statement No. 128 for all periods ending after December 15, 1997 and based on current estimates, does not believe the effect on adoption will have a significant impact on the Corporation's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND JUNE 30, 1996

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

Total assets increased by approximately $11,726,000 to $103,578,000 at March 31, 1997 from $91,852,000 at June 30, 1996. The increase in assets was directly attributable to the Offering. Total cash and cash equivalents increased by $4,882,000 to $8,898,000 at March 31, 1997 from $4,016,000 at
June 30, 1996. This increase represented the inflow of cash associated with the subscription of orders received for the purchase of Common Stock in the Offering.

Investment securities increased $1,054,000, from $4,868,000 at June 30, 1996 to $5,922,000 at March 31, 1997. This increase was in the held to maturity classification, as all investment purchases made during this nine month period were classified as held to maturity. These securities have maturities which range from one to five years.

Net loan receivables increased from $78,941,000 at June 30, 1996 to $84,797,000 at March 31, 1997, or approximately $6,036,000. The net increase was primarily attributable to the increase in non-residential mortgages of $1.6 million and $2.1 million in consumer loans and consumer lines of credit, and offset by the sale of one to four family mortgages of $1.4 million.
Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by increases in FHLB borrowings of $3.4 million and the receipt of proceeds from the sales of loans of $1.4 million.

Deposits decreased approximately $1,463,000 to $79,308,000 at March 31, 1997 from $80,771,000 at June 30, 1996. This decrease primarily represents funds withdrawn by depositors which were used to purchase stock in the Offering. The decrease in deposits was offset by the Bank offering a new money market product for balances greater than $10,000 at a preferential rate which generated $2.9 million in deposits.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Net income declined 17.4%, or $60,000, to $284,000 for the nine months ended March 31, 1997 from $344,000 for the same nine months ended March 31, 1996.

Net interest income increased $448,000 or 21.7%, to $2,516,000 for the nine months ended March 31, 1997 compared to $2,068,000 for the nine months ended March 31, 1996. The increase in interest income resulted primarily from an increase in earnings on loans of $421,000 or 9.2%, interest-bearing deposits in other institutions of $138,000 or 147.0%, and investment securities of $65,000 or 40.2%. These increases, which were due to an increase in the average principal balances of $6.9 million, $3.2 million and $.7 million respectively, were funded by proceeds from the Offering and advances from FHLB. In addition, the yield on investments increased from 5.6% for the nine months ended March 31, 1996 to 6.5% for the same nine month period ended March 31, 1997. This increase was the result of a combination of changing the mix of securities by increasing the investments in U.S. Government securities and a slight upturn in rates.

For the nine months ended March 31, 1997, interest expense increased $155,000 or 5.5% from $2,841,000 for the same period in 1996 to 2,996,000 in 1997. The increase was primarily due to the average volume of interest-bearing liabilities increasing $6.8 million from $79.9 million as of March 31, 1996 to $86.8 million as of March 31, 1997.

The average volume of deposits increased $3.1 million or 4.0% during the nine months ended March 31, 1997 from $76.9 million as of March 31, 1996 to $80.0 million as of March 31, 1997. The Bank has been aggressive in marketing new deposit products with the opening of the Follansbee branch office in December 1995. The Bank also believes it has benefited by the funds deposited by the customers of the local institutions who become frustrated due to higher fees and less personalized service following larger bank mergers.

There was an increase in interest expense on advances from FHLB of $163,000 or 130.4% which is the result of an increase in the average principal balance coupled with an increase in the cost of borrowed funds. The average principal balance increased $3.7 million, or 122.6%, from $3.1 million as of March 31, 1996 to $6.8 million as of March 31, 1997. The increase in the cost to borrow funds rose from 5.47% as of March 31, 1996 compared to 5.65% as of March 31, 1997, or 3.3%. The Bank has utilized these borrowings to fund their recent loan growth.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses decreased by $97,000 for the nine months ended March 31, 1997 compared to the same period ended 1996. See "Risk Elements".

Noninterest income which is comprised principally of service charges on deposit accounts increased $53,000 or 28.5% to $240,000 as of March 31, 1997 from $187,000 as of March 31, 1996. Service charges on deposit accounts increased $29,000 or 20.6%, due to the increase in the volume and number of deposit accounts. In addition, during the second half of 1996, the Bank began a new program to sell fixed rate mortgage loans which resulted in gains on the sale of loans of $23,000.

Noninterest expense increased $680,000 or 43.1% to $2,259,000 as of March 31, 1997 from $1,579.000 as of March 31, 1996. This increase is largely attributed to a one time charge of $470,000 in federal insurance premiums. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. A reduced level of insurance premiums is anticipated in future periods as a result of this one-time charge.

Compensation and benefits increased $67,000 or 10.2%, due to the hiring of new employees to further diversify the Bank's operations to meet continually changing customer demands. Occupancy and equipment expense increased
$61,000 or 34.5% primarily due to increases in depreciation on furniture and equipment relating to the opening of the Follansbee, West Virginia branch in December 1995. Other noninterest expense increased by $66,000 due to general overall increases in all expenses. The most significant increase related to the cost of servicing Now accounts due to the increase volume in the number of accounts.

Income tax expense decreased $22,000 or 10.6% during the nine months ended March 31, 1997 compared to the same nine month period 1996, due to lower levels of pre-tax income.

COMPARISON OF THE RESULTS OF THE OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net income increased 42.3%, or $68,000, to $229,000 for the three months ended March 31, 1997 from $161,000 for the same three months ended March 31, 1996.

Net interest income increased $238,000 from $711,000 for the three months ended March 31, 1996 to $949,000 for the same period ended March 31, 1997. This 33.4% increase is primarily attributed to a greater increase in the average balance of interest-earning assets of 16.1%, over interest-bearing liabilities of 4.6%. The average balances for loans and interest-bearing deposits with other institutions increased $7.8 million or 10.2%, and $5.4 million or 164.2%, respectively. The yield on interest-bearing deposits in other institutions increased 50 basis points(100 basis points equals 1%) from 5.6% as of March 31, 1996 to 6.1% as of March 31, 1997, while the yield on loans remained virtually unchanged at approximately 8.1%. The increase in interest income was offset somewhat by the $59,000 or 126.0% increase on interest on advances from FHLB. The average balance for advances from FHLB rose $4.4 million or 129.0%, to $7.8 million as of March 31, 1997 from $3.4 million as of March 31, 1996. As previously noted, this increase was necessary to fund loan growth during this period.

Provision for loan losses for the three months ended March 31, 1997 was
$11,000.   This increase is attributed to management's continual monitoring of the quality of the loan portfolio.

Noninterest income increased $11,000, which is primarily due to $7,000 on gains on sale of loans and $7,000 on increased volume of service charges on deposit accounts while partially offset by smaller declines in other income accounts.

There was an increase of $116,000 or 22.0% in noninterest expense from $528,000 as of March 31, 1996 to $644,000 as of March 31, 1997. As noted
previously, the $45,000 or 21.2% increase in compensation and benefits is due to the hiring of new employees to further diversify the Bank's operations. Furthermore, other noninterest expense increased by $60,000 due to general overall increases in all expenses with the most notable being an increase related to the servicing cost of Now accounts due to the increased volume in the number of accounts. The overall increase in noninterest expense was offset by a decline in deposit insurance premiums of $31,000 or 70.6%. This decrease is attributed to the overall reduction of insurance premiums within the industry.

Income taxes increased from $88,000 for the three months ended March 31, 1996 to $141,000 for the three months ended March 31, 1997, as a result of an increase in pre-tax income of $121,000 or 48.8%.


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

The Savings Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a flex line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $4.8 million. As of March 31, 1997, the Savings Bank had outstanding advances from the FHLB of $7,765,000.

As of March 31, 1997, the Savings Bank did not have any outstanding commitments.

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1997, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 26.03, 25.46, 15.44% and 19.12%, 18.55%, 11.25%, respectively at March 31, 1997.

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

                                                       March 31,    June 30,
                                                         1997         1996
                                                      ---------    ---------
                                                      (dollars in thousands)

Loans on nonaccrual basis                             $     384    $     139
Loans past due 90 days or more                                -          303
Renegotiated loans                                            -            -
                                                      ---------    ---------

Total nonperforming loans                                   384          442
                                                      ---------    ---------

Nonperforming loans as a percent of total loans            0.45%        0.55%
                                                         ======       ======

Nonperforming assets as a percent of total assets          0.37%        0.48%
                                                         ======       ======

Allowance for loan losses to nonperforming loans          89.84%       73.53%
                                                         ======       ======

At March 31, 1997 and 1996, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 1997, impaired loans had no material effect on the company's financial position or results of operations.

During the nine month period ended March 31, 1997, loans increased $6,036,000 and nonperforming loans decreased $58,000 while the allowance for loan losses increased $20,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .4% during this time period. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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


                                   Advance Financial Bancorp


Date: April 16, 1997            By:\s\ Stephen M. Gagliardi
                                   --------------------------------------
                                   Stephen M. Gagliardi
                                   President and Chief Executive Officer


                                By:\s\ Noreen Mechling
                                   --------------------------------------
                                   Noreen Mechling
                                   Chief Financial Officer and Treasurer