Form 10KSB40
period 1997-06-30
ADVANCE FINANCIAL BANCORP
filed 1997-09-23
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee required)

      For the fiscal year ended   June 30, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)
      For the transition period from              to             .
                                     ------------    ------------

Commission File No. 0-21885

                            Advance Financial Bancorp
             ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                         55-0753533
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

1015 Commerce Street, Wellsburg, West Virginia                       26070
----------------------------------------------                    ------------
(Address of Principal Executive Offices                            (Zip Code)

Issuer's Telephone Number, Including Area Code:              (304) 737-3531
                                                            ---------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                  ------

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.   $7,900,000

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 15, 1997 was $14.5 million.

      As of September 30, 1997, there were issued and outstanding 1,084,450 shares of the registrant's Common Stock.

      Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1997. (Part II)

      2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 1997. (Part III)

PART I

Item 1.  Business
-----------------

General

      Advance Financial Bancorp (the "Company") is a Delaware corporation organized in September 1996 at the direction of Advance Financial Savings Bank (the "Bank" or "Advance") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the
"Conversion"). On December 31, 1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the conversion.

      The Bank, chartered in 1935 under the name Advance Federal Savings and Loan of West Virginia, is a federally chartered stock savings bank headquartered in Wellsburg, West Virginia. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund
("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System. The Bank has an investment in one service corporation.

      The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

      The Bank is one of many financial institutions serving its market area which consists of Brooke and Hancock counties of West Virginia and portions of Jefferson County Ohio and Washington County, Pennsylvania. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

      General. The Bank's loan portfolio predominantly consists of adjustable-rate mortgage loans secured by one- to four-family residences and to a lesser extent, the Bank originates commercial loans secured by real estate, construction loans, land lot loans and savings account loans. It is the current policy of the Bank to remain primarily a portfolio lender. From time to time, the Bank sells one- to four family fixed rate loans in the secondary market.

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                         June 30,
                                       ---------------------------------------------
                                               1997                    1996
                                       --------------------     --------------------
                                        Amount      Percent      Amount      Percent
                                       -------      -------     -------      -------

                                                  (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  Construction......................  $  2,455        2.78%   $  1,901         2.35%
  One- to four-Family(1) ...........    57,746       65.32      55,975        69.05
  Multi-family .....................     1,595        1.80       1,697         2.09
  Non-residential...................    11,482       12.99       8,327        10.27
Consumer Loans:
  Home improvement..................       906        1.02       1,119         1.38
  Automobile........................     7,419        8.39       6,178         7.62
  Share.............................     1,270        1.44       1,125         1.39
  Education.........................        89         .10         128          .16
  Other.............................     1,973        2.23       1,512         1.87
Commercial loans....................     3,478        3.93       3,100         3.82
                                         -----      ------     -------       ------
     Total loans....................    88,413      100.00%     81,062       100.00%
                                                    ======                   ======

Less:
  Loans in process..................   (1,761)                 (1,549)
  Deferred loan origination fees
     and costs......................     (216)                   (247)
  Allowance for loan losses.........     (368)                   (325)
                                        -----                  ------
     Total loans, net...............  $86,068                 $78,941
                                       ======                  ======

-----------------
(1)   At June 30, 1996, includes $1,375,000 in loans held for sale.

Loan Maturity Tables

      The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at June 30, 1997. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.



                                    Due after
                                               Due within  1 through Due after
                                                 1 year     5 years   5 years    Total
                                                 ------     -------   -------    -----
                                                     (In Thousands)

One- to four-family real estate mortgage......   $ 4,378    $ 1,745   $51,623   $57,746
Multi-family real estate .....................        42         51     1,502     1,595
Non-residential real estate ..................       314        608    10,560    11,482
Construction .................................     1,033        372     1,050     2,455
Consumer .....................................       685      9,712     1,260    11,657
Commercial ...................................     1,299      1,290       889     3,478
                                                 -------    -------   -------   -------
Total Amount Due .............................   $ 7,751    $13,778   $66,884   $88,413
                                                 -------    -------   -------   -------

Less:
Allowance for loan losses ....................                                     (368)
Loans in process .............................                                   (1,761)
Deferred loan origination fees and costs......                                     (216)
                                                                                -------
                                                                                $86,068
                                                                                =======


      The following table sets forth the dollar amount of all loans due after June 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                  Floating or
                                 Fixed Rates    Adjustable Rates       Total
                                 -----------    ----------------     ---------
                                                (In Thousands)
One- to four-family real estate
mortgage ......................     $16,827          $36,541          $53,368
Multi-family ..................         652              901            1,553
Non-residential real estate ...       5,460            5,708           11,168
Construction ..................         372            1,050            1,422
Consumer ......................      10,972               --           10,972
Commercial ....................       1,525              654            2,179
                                    -------          -------          -------
    Total .....................     $35,808          $44,854          $80,662
                                    =======          =======          =======


      One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market areas. The Bank's one- to four-family residential loan portfolio also includes second mortgage loans and home equity loans secured by second mortgages. The Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Non-owner-occupied residential mortgage loans are originated up to 80% of the lesser of the appraised value or selling price of the property. The Bank also originates construction permanent loans on one- to four-family residences. The Bank retains most of the mortgage loans that it originates. Adjustable-rate mortgage loans, which can adjust annually or every three or five years over the life of the loan depending on the type of the loan, can have maturities of up to 30 years. Fixed-rate loans can have maturities of up to 30 years depending on the type of the loan.

      For all adjustable-rate mortgage loans, the Bank requires the borrower to qualify at the initial rate. The Bank's adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 1% to 2% with a maximum adjustment over the term of the loan as set forth in the loan agreement and usually ranges from 6% to 7% above the initial interest rate depending on the terms of the loan. Adjustable-rate mortgage loans reprice every year, every three years or every five years, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. The Bank offers adjustable-rate loans with initial interest rates set below the fully indexed rate.

      The Bank offers adjustable-rate mortgage loans indexed to the weekly average of the one year U.S. Treasury bill. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and most of the Bank's loans are salable in the secondary market. It is the current policy of the Bank to remain a portfolio lender for its adjustable rate loans.

      Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Bank.

      Non-residential Real Estate Loans. Non-residential real estate loans consist of loans made for the purpose of purchasing or refinancing the non-residential real estate used as collateral and includes loans secured by mixed residential and commercial use property, professional office buildings, churches and restaurants. Loans secured by non-residential property may be originated in amounts up to 80% of the appraised value for a maximum term of 20 years. Non-residential lending entails significant additional risks when compared with one- to four-family residential lending. For example, non-residential loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

      Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home improvement, credit card, education, savings account or passbook loans. Consumer or other loans totalled $11.7 million, or 13.2% of the Bank's total loans, of which loans secured by automobiles totalled $7.4 million, or 8.4% of the Bank's total loans at June 30, 1997. The Bank originates automobile loans with terms of up to 6 years for new automobiles and up to 5 years for used automobiles. Most of these automobile loans are originated directly by the Bank. During the past two years, the Bank has begun to originate automobile loans indirectly by purchasing such loans from automobile dealers with whom the Bank provides floor plan financing. Indirect automobile loans are underwritten by the Bank and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Bank, on a pro rata basis, if the loan is repaid within the first six months. The Bank does not have recourse against the automobile dealer in the event of a default by the borrower. The Bank originates each indirect auto loan in accordance with its underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral.

      Commercial Loans. Commercial loans, other than commercial real estate loans, consist of, among other things, commercial lines of credit (which include automobile floor plan lines of credit), commercial vehicle loans, and working capital loans and are typically secured by residential or commercial property, receivables or inventory, vehicles comprising the automobile floor plan, or some other form of collateral. Floor plan financing involves continuing financing for an automobile dealer that is secured by automobiles physically located on the dealer's lot. The Bank holds the title to the automobiles during the pendency of the sale. Floor plan financing typically involves high loan origination volume and repayment within 90 days of origination.

      Construction Loans. The Bank makes construction loans primarily for the construction of single-family dwellings. Approximately 90% of these loans were made to persons who are constructing properties for the purpose of occupying them. Such loans may also be made to builders to construct properties for sale. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction period and the payment of the principal in full at the end of the construction period. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans.

      Construction loans made to builders who are building to resell have a maximum loan-to-value ratio of 80% of the appraised value of the property. Construction loans to individuals who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

      Loan Approval Authority and Underwriting. The Bank has established various lending limits for its officers and maintains a Loan Committee. A report of all mortgage loans originated is presented to the Board of Directors monthly. The President and Senior Vice President of the Bank each have the authority to approve applications for mortgage loans up to $100,000, consumer loans up to $40,000 for secured loans and up to $10,000 for unsecured loans. Six other officers have authority to approve secured credit applications in varying amounts up to $35,000.

      The Loan Committee considers all applications for commercial loans up to $250,000, whether secured or unsecured, and all consumer loans in amounts above the lending limit established above. All loans in excess of those limits set for the Loan Committee require the consideration and approval of the entire Board of Directors.

      Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from a licensed fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, each title is reviewed by the attorney for the Bank to determine that title is clear. Historically, the Bank has not required title insurance except in those instances where the attorney has seen a need for title insurance. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan. The Bank is named as mortgagee/loss payee of this insurance.

      Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Bank charges no commitment fees or points to secure commitments. A customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Bank. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30 day limit. At June 30, 1997, the Bank had $866,000 of outstanding commitments to originate loans and $1.5 million in undisbursed funds related to construction loans.

      Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Bank's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Bank's maximum loan-to-one borrower limit was approximately $1.8 million at June 30, 1997. At June 30, 1997, the aggregate loans outstanding of the Bank's three largest borrowers have outstanding balances of between $500,000 and $899,000, and were secured by property in the Bank's market area. These loans were performing in accordance with their contractual terms and were within the Bank's lending limit.

Non-Performing and Problem Assets

      Loan Delinquencies. The Bank's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage or Deed of Trust agreement. If payment is still delinquent after 90 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage or Deed of Trust agreement. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for foreclosure. Management meets regularly to determine when foreclosure proceedings should be initiated and the borrower is notified when foreclosure has been commenced.

      Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest and, in the opinion of management, are not adequately secured to insure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal.

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                               At June 30,
                                                          ----------------------
                                                               1997    1996
                                                               ----    ----
                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family ................................         $ 76    $ 82
  Multi-family .......................................           --      55
  Non-residential ....................................           77      --
  Construction .......................................           --      --
Consumer .............................................            2       2
Commercial ...........................................           --      --
                                                               ----    ----
    Total non-accrual loans ..........................          155     139
                                                               ----    ----
Accruing loans greater than 90 days past due:
  Mortgage loans:
    One- to four-family ..............................           26     132
    Multi-family .....................................           --      --
    Commercial .......................................           --      77
    Construction .....................................           --      --
Consumer .............................................          268      85
Commercial ...........................................          159       9
                                                               ----    ----
Total accruing loans greater than 90 days past due              453     303
                                                               ----    ----
Total non-performing loans ...........................          608     442
Real estate acquired in settlement of loans ..........           --      --
                                                               ----    ----
Other non-performing assets ..........................           --      --
                                                               ----    ----
Total non-performing assets ..........................         $608    $442
                                                               ====    ====
Total non-performing loans to total loans ............         0.70%   0.55%
                                                               ====    ====
Total non-performing loans to total assets ...........         0.58%   0.48%
                                                               ====    ====
Total non-performing assets to total assets ..........         0.58%   0.48%
                                                               ====    ====


      Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $18,000 for the year ended June 30, 1997 and $11,000 was collected and included in the Bank's interest income from non-accrual loans for the year ended June 30, 1997.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific  loss  reserve  is not  warranted.  Assets may be  designated  "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

      In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified $485,000 of assets as substandard, $31,000 of assets as doubtful, and $771,000 of assets as special mention.

      Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

      Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

      The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                           Year Ended June 30,
                                                                          ---------------------
                                                                            1997         1996
                                                                            ----         ----
                                                                         (Dollars in Thousands)

Total loans outstanding(1) ............................................   $ 88,413     $ 81,062
                                                                          ========     ========
Average loans outstanding .............................................   $ 83,694     $ 76,096
                                                                          ========     ========
Allowance balance (at beginning of period) ............................   $    325     $    198
Provision:
  Mortgages ...........................................................         31           --
  Consumer ............................................................         10           33
  Commercial ..........................................................         10          230
Charge-offs:
  Mortgages ...........................................................         (1)          --
  Consumer(2) .........................................................        (18)          (4)
  Commercial(2) .......................................................         --         (141)
Recoveries:
  Mortgages ...........................................................          3           --
  Consumer ............................................................          5            9
  Commercial ..........................................................          3           --
                                                                          --------     --------
Allowance balance (at end of period) ..................................   $    368     $    325
                                                                          ========     ========
Allowance for loan losses as a percent of total loans outstanding......       0.42%        0.40%
Net loans charged off as a percent of average loans outstanding........       0.02%        0.19%


----------------
(1)   At June 30, 1996 includes $1,375,000 in loans held for sale.
(2) At June 30, 1996, the charge-offs constitute two secured loans aggregating $145,000 from one borrower who declared bankruptcy in 1996.

Analysis of the Allowance for Loan Losses

      The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                   June 30,
                                 --------------------------------------------
                                       1997                    1996
                                 --------------------     -------------------
                                           Percent of             Percent of
                                            Loans in               Loans in
                                              Each                   Each
                                            Category               Category
                                            to Total               to Total
                                 Amount      Loans        Amount    Loans
                                 ------    ---------      ------  ----------
                                             (Dollars in Thousands)
Mortgages:
  One- to four-family.....       $  83        65.32%        $ 75      69.05%
  Multi-family............           8         1.80            8       2.09
  Non-residential ........          65        12.99           41      10.27
  Construction............          --         2.78           --       2.35
  Consumer................          82        13.18           85      12.42
  Commercial..............         130         3.93          116       3.82
                                   ---       ------          ---     ------
     Total................       $ 368       100.00%        $325     100.00%
                                   ===       ======          ===     ======


Investment Activities and Mortgage-Backed Securities

      General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115. At June 30, 1997, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

      The Bank's securities available for sale and investment securities held to maturity portfolios at June 30, 1997 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

      Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Government National Mortgage Association ("GNMA"), and FNMA.

      The Bank's mortgage-backed securities were classified as held to maturity at June 30, 1997 and were all issued by GNMA or FHLMC, representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

      Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

Investment Activities

      Investment Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated. At June 30, 1997, the approximate fair value of the Bank's securities available for sale was $55,000 resulting in a net unrealized loss of $10,000.

                                                                     At June 30,
                                                                ----------------------
                                                                   1997       1996
                                                                   ----       ----
                                                                (Dollars in Thousands)

U.S. Government and agency securities .........................   $ 7,844   $ 4,800
Securities available for sale .................................        55        68
Mortgage-backed securities ....................................       367       537
Interest-bearing deposits in other financial institutions......     5,888     3,068
FHLB Stock ....................................................       577       560
                                                                  -------   -------
  Total .......................................................   $14,731   $ 9,033
                                                                  =======   =======

      The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 1997. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                       At June 30, 1997
                         -----------------------------------------------------------------------------------------------------------
                               Less than            1 to             Over 5 to            Over 10                    Total
                                1 year             5 years           10 years              years                  Securities
                         ------------------- ------------------  ------------------  ------------------  ---------------------------
                         Carrying  Average   Carrying   Average  Carrying   Average  Carrying   Average  Carrying             Market
                           Value     Yield     Value     Yield     Value     Yield    Value     Yield      Value     Yield    Value
                           -----     -----     -----     -----     -----     -----    -----     -----      -----     -----    -----
                                                              (Dollars in Thousands)
U.S. Government and
  agencies securities ... $ 1,750     5.84% $ 5,594    6.85%     $  --         --%  $   500    7.40%    $ 7,844    6.66%    $ 7,831
Securities available for
  sale ..................      37    11.78       --      --         18      11.16        --      --          55   11.59          55
Mortgage-backed
  securities ............      --       --       --      --        106       8.00       261   10.00         367    9.42         395
Interest-bearing deposits
  in other financial
  institutions ..........   5,888     6.26       --      --         --         --        --      --       5,888    6.26       5,888

FHLB stock (1) ..........     577     6.38       --      --         --         --        --      --         577    6.38         577
                          -------     ----  -------    ----     ------       ----   -------    ----     -------    ----     -------

  Total ................. $ 8,252     6.20% $ 5,594    6.85%    $  124       8.46%  $   761    8.29%    $14,731    6.58%    $14,746
                          =======     ====  =======    ====     ======       ====   =======    ====     =======    ====     =======


----------------------------
(1)  Recorded at cost.

Sources of Funds

      General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 1997, the Bank had no brokered accounts.

      Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of June 30, 1997.

             Maturity Period                     Time Deposits
             ---------------                     -------------
                                             (Dollar in Thousands)


Within three months......................             $1,286
More than three through six months.......              1,892
More than six through nine months........              1,289
Over nine months.........................              3,257
                                                       -----
      Total..............................             $7,724
                                                       =====
Borrowings

      The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

      The following table sets forth information concerning borrowings during the periods indicated.


                                                      Year Ended June 30,
                                                    -----------------------
                                                      1997           1996
                                                    --------       --------
                                                     (Dollars In Thousands)
FHLB advances:
   Ending Balance................................    $7,747         $4,376
   Average Balance during year ..................     7,329          3,105
   Maximum month-end balance during the year.....     8,267          3,712
   Average interest rate during the year.........      5.43%          5.57%
   Weighted average rate at year end.............      5.73%          5.49%




Subsidiary Activity

      The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community deveopment purposes. At June 30, 1997, the Bank had one wholly-owned subsidiary, Advance Financial Service Corporation of West Virginia ("Service Corporation"). The Service Corporation was formed in 1989 to hold stock in the Bank's outside data processing servicer. The Bank's investment in its subsidiary totalled $15,000 at June 30, 1997. As of June 30, 1997, the Service Corporation had not conducted any operations other than to hold the stock of that servicer.

Employees

      At June 30, 1997 the Bank had 35 full-time and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

      Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

      Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Bank might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The Bank cannot predict the impact of its conversion to, or regulation as, a bank until the legislation requiring such change is enacted.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $470,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1997, the Bank was in compliance with its QTL requirement with 81.9% of its assets invested in QTIs.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations or 5% of its outstanding borrowings to the FHLB of Pittsburgh, at the beginning of each year.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1997, the Bank's required liquid asset ratio was 17.5%.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a)   Properties.

      The Bank operates from its main office and one branch office.

                                                       Year Leased
Location                             Leased or Owned   or Acquired
--------                             ---------------   -----------
MAIN OFFICE:
  1015 Commerce Street                   Owned            1984
  Wellsburg, West Virginia 27060

BRANCH OFFICE:
  1409 Main Street                     Leased (1)         1996
  Follansbee, West Virginia 26037


-----------------------

(1) The Bank holds a 40 year lease on the land upon which its branch office is located. The Bank owns the branch building.

      The Bank leases property in Wintersville, Ohio upon which it expects to construct and open a branch office during the Spring of 1998. In addition, the Bank owns property at 901 Main Street, Follansbee, West Virginia, which was formerly a branch office.

(b)   Investment Policies.

      See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

      (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

      (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

      (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)   Description of Real Estate and Operating Data.

      Not Applicable.

Item 3. Legal Proceedings
-------------------------

      There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                    PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

      The Company's common stock has been traded on the Nasdaq SmallCap Market under the trading symbol of "AFBC" since it commenced trading in January 1997. The following table reflects high and low bid quotations as published by The Wall Street Journal. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


                                                                Dividends
              Date                     High           Low       Declared
              ----                     ----           ---       --------

January 1, 1997 - March 31, 1997      $14.50         $12.25       $.08

April 1, 1997 to June 30, 1997        $15.13         $13.50       $.08


      The number of shareholders of record of common stock as of the record date of September 15, 1997, was approximately 489. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At September 15, 1997, there were 1,084,450 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory capital requirements imposed by the OTS.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

      The   Registrant's   financial   statements   listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
--------------------------------------

      The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

      The information contained in the section captioned "Director and Executive
Officer   Compensation"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K
------------------------------------------------

      (a) The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending June 30, 1997 are incorporated herein by reference and also in Item 7 hereof.

      Report of Independent Auditors

      Consolidated Balance Sheet as of June 30, 1997 and 1996.

      Consolidated  Statement  of Income for the Years  Ended June 30,  1997 and
      1996.

      Consolidated Statement of Changes In Shareholders' Equity for the Years Ended June 30, 1997 and 1996.

      Consolidated Statements of Cash Flows for the Years Ended June 30, 1997 and 1996.

      Notes to Consolidated Financial Statements.

            2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

            3.  The   following   exhibits   are  included  in  this  Report  or
incorporated herein by reference:

            (a)   List of Exhibits:

             3(i) Certificate of Incorporation of Advance Financial Bancorp * 3(ii)Bylaws of Advance Financial Bancorp
             4(i) Specimen Stock Certificate *
             4(ii)Shareholder Rights Plan **
            10    Employment Agreement between the Bank and Stephen M. Gagliardi
            11    Statement re Computation of Per Share Earnings
            13    Portions of the 1997 Annual Report to Stockholders
            21    Subsidiaries  of the  Registrant  (See "Item 1- Description of
                  Business and -- Subsidiary Activities.")
            27    Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.

** Incorporated by reference to the Form 8-K (File No.0-21885) filed July 17, 1997.

            (b) Filed 8-K on July 17, 1997 (Items 5 and 7) reporting the adoption of the Shareholder Rights Plan.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 23, 1997.


                                    ADVANCE FINANCIAL BANCORP


                                    By: /s/ Stephen M. Gagliardi
                                        ---------------------------------------
                                        Stephen M. Gagliardi
                                        President, Chief Executive Officer and
                                          Director
                                        (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 23, 1997.




/s/ Stephen M. Gagliardi                     /s/ George H. Johnson
----------------------------------           -----------------------------
Stephen M. Gagliardi                         George H. Johnson
President, Chief Executive Officer           Director
  and Director
(Principal Executive Officer)


/s/ Noreen Mechling                          /s/ John R. Sperlazza
----------------------------------           -----------------------------
Noreen Mechling                              John R. Sperlazza
Treasurer, Chief Financial Officer           Director
  and Director
(Principal Accounting Officer)


/s/ Steven D. Martino                        /s/ William E. Watson
----------------------------------           -----------------------------
Steven D. Martino                            William E. Watson
Vice President                               Director


/s/ Gary Young                               /s/ James R. Murphy
----------------------------------           -----------------------------
Gary Young                                   James R. Murphy
Director                                     Director



----------------------------------
William B. Chesson
Director