Form 10QSB
period 1997-09-30
ADVANCE FINANCIAL BANCORP
filed 1997-11-14
CIK 1023398

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20552

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                (304) 737 - 3531
                   ------------------------------------------
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

      Class:  Common Stock, par value $.10 per share
      Outstanding at November 4, 1997:  1,084,450 shares

                          ADVANCE FINANCIAL BANCORP

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              September 30, 1997 and June 30, 1997                      3

            Consolidated Statement of Income (Unaudited)
              for the Three Months ended September 30, 1997 and 1997    4

            Consolidated Statement of Cash Flows (Unaudited)
              for the Three Months ended September 30, 1997 and 1997    5

            Notes to Unaudited Consolidated Financial Statements        6

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                       7-10

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                           11

   Item 2. Changes in Securities                                       11

   Item 3. Default Upon Senior Securities                              11

   Item 4. Submissions of Matters to a Vote of Security Holders        11

   Item 5. Other Information                                           11

   Item 6. Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                             12

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                                      September 30,      June 30,
                                                           1997            1997
                                                      -------------   -------------


ASSETS
Cash and Cash Equivalents:
Cash and amounts due from banks                       $   1,111,571   $     903,981
Interest-bearing deposits with other institutions         3,002,124       5,888,439
                                                      -------------   -------------
      Total cash and cash equivalents                     4,113,695       6,792,420

Investment Securities:
Securities held to maturity (fair value
of $6,307,403 and $7,831,187)                             6,300,166       7,844,305
Securities available for sale                                58,469          55,051
                                                      -------------   -------------
      Total investment securities                         6,358,635       7,899,356

Mortgage-backed securities held to maturity
   (fair value of $393,973 and $394,743)                    365,593         367,553
Loans receivable, (net of allowance for loan losses
   of $297,713 and $367,779)                             91,220,353      86,067,848
Office properties and equipment, net                      2,126,021       2,055,651
Federal Home Loan Bank Stock, at cost                       576,700         576,700
Accrued interest receivable                                 690,253         655,667
Other assets                                                265,756         148,184
                                                      -------------   -------------

      TOTAL ASSETS                                    $ 105,717,006   $ 104,563,379
                                                      =============   =============

LIABILITIES

Deposits                                              $  80,847,502   $  80,069,078
Advances from Federal Home Loan Bank                      7,738,646       7,747,449
Advances from borrowers for taxes and insurance             118,929         186,738
Accrued interest payable and other liabilities              732,387         435,069
                                                      -------------   -------------
      TOTAL LIABILITIES                                  89,437,464      88,438,334
                                                      -------------   -------------


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; 500,000 shares
 authorized, none issued                                          -               -
Common Stock, $.10 par value; 2,000,000 shares authorized
   1,084,450 shares issued and outstanding                  108,445         108,445
Additional paid - in capital                             10,231,998      10,221,528
Retained Earnings - substantially restricted              6,720,578       6,597,836
Net unrealized loss on securities                            (6,224)         (6,569)
Unearned Employee Stock Ownership Plan shares (ESOP)       (775,255)       (796,195)
                                                      -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                         16,279,542      16,125,045
                                                      -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 105,717,006   $ 104,563,379
                                                      =============   =============

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                    Three Months Ended September 30,
                                                         1997           1996
                                                     ------------   ------------


INTEREST AND DIVIDEND INCOME
Loans                                                $  1,813,763   $  1,623,884
Investment securities                                     131,431         80,248
Interest-bearing deposits with other institutions          61,609         29,303
Mortgage-backed securities                                  8,463         11,491
Dividends on Federal Home Loan Bank Stock                   9,267          8,966
                                                     ------------   ------------
   Total interest and dividend income                   2,024,533      1,753,892
                                                     ------------   ------------

INTEREST EXPENSE
Deposits                                                  934,824        905,796
Advances from Federal Home Loan Bank                      110,627         73,516
                                                     ------------   ------------
Total interest expense                                  1,045,451        979,312
                                                     ------------   ------------

NET INTEREST INCOME                                       979,082        774,580

Provision for loan losses                                  15,671          3,000
                                                     ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       963,411        771,580
                                                     ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                     57,743         57,208
   Gain on sale of loans                                   20,257          6,818
   Other income                                            17,330         18,858
                                                     ------------   ------------
      Total noninterest income                             95,330         82,884
                                                     ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                     306,144        229,087
   Occupancy and equipment                                 85,339         88,227
   Deposit insurance premiums                              13,150        515,593
   Professional fees                                       62,640         23,358
   Advertising                                             34,884         29,050
   Data processing charges                                 74,004         67,133
   Other expenses                                         135,779        107,043
                                                     ------------   ------------
      Total noninterest expense                           711,940      1,059,491
                                                     ------------   ------------

Income before income taxes                                346,801       (205,025)

Income taxes                                              142,239        (55,596)
                                                     ------------   ------------

NET INCOME                                           $    204,562   $   (149,429)
                                                     ============   ============

EARNINGS PER SHARE                                            .20              -

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                    Three Months Ended September 30,
                                                           1997           1996
                                                       ------------   ------------


OPERATING ACTIVITIES
   Net income                                          $    204,562   $   (149,429)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation, amortization and accretion, net             32,596         15,222
   Provision for loan losses                                 15,671          3,000
   Proceeds from sale of loans                            1,318,592        995,143
   Increase in federal deposit insurance premiums                 -        469,908
   Decrease (increase) in other assets and liabilities      168,517       (192,365)
                                                       ------------   ------------

   Net cash provided by operating activities              1,739,938      1,141,479
                                                       ------------   ------------

INVESTING ACTIVITIES
   Proceeds from maturities of held to maturity           2,550,000        500,000
      securities
   Purchases of held to maturity securities              (1,000,000)             -
   Principal collected on available for sale securities       2,975              -
   Principal collected on mortgage - backed securities        1,960         19,264
   Net increase in loans                                 (6,486,768)    (3,195,917)
   Purchases of office properties and equipment            (108,827)       (17,167)
                                                       ------------   ------------

   Net cash used for investing activities                (5,040,660)    (2,693,820)
                                                       ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease)in deposits                       778,424     (1,756,727)
   Proceeds (repayments)from advances
      from Federal Home Loan Bank                            (8,803)     2,991,750
   Dividends paid                                           (79,815)             -
   Net change in advances for taxes and insurance           (67,809)       (61,543)
                                                       ------------   ------------

   Net cash provided by financing activities                621,997      1,173,480
                                                       ------------   ------------

   Decrease in cash and cash equivalents                 (2,678,725)      (378,861)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                   6,792,420      4,016,583
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                      $  4,113,695   $  3,637,722
                                                       ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits and borrowings              $  1,034,636   $    974,509
      Income taxes                                          136,000         87,500

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

These statements should be read in conjunction with the consolidated statements as of and for the year ended June 30, 1997 and related notes which are included on the Form 10-KSB (file no. 333-13021).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997
-------------------------------------------------------------------------

Total assets increased by approximately $1,154,000 to $105,717,000 at September 30, 1997 from $104,563,000 at June 30, 1997. Total cash and cash equivalents decreased by $2,679,000 or 49.4% to $4,114,000 at September 30, 1997 from $6,792,000 at June 30, 1997. This decrease was used primarily to supplement the growing loan demand within the bank=s market area.

Investment securities decreased $1,541,000 or 19.5% from $7,899,000 at June 30, 1997 to $6,359,000 at September 30, 1997. This decrease in the U.S. Government securities held to maturity classification was the result of approximately $2.5 million in securities being called during the three month period. Management opted to only replace $1 million of these type investment securities with similar instruments with maturities ranging from three to six years.

Net loan receivables increased 6.0% from $86,068,000 at June 30, 1997 to $91,220,000 at September 30, 1997, or approximately $5,153,000. The net increase was primarily attributable to the increase in non-residential mortgages of $2,116,000 and $993,000 in participation loans. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by the means discussed above, specifically the usage of interest-bearing deposits with other institutions and the maturity of investment securities.

Deposits increased slightly by $778,000 to $80,847,000 at September 30, 1997 from $80,069,000 at June 30, 1997. This increase primarily represents deposits accumulated via a new money market product for balances greater than $10,000 offered at a preferential rate which has grown to $6,485,000. Customer preference to this new product is exhibited by a decline in both savings and certificates of deposit accounts which has offset the growth of this new product.

Equity capital increased by $154,000 for the three months ended September 30, 1997, as a result of net income of $205,000 and recognition of shares in the Employee Stock Ownership Plan amounting to $32,000. Cash dividends paid of approximately $80,000 reduced the impact of these other events. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Company, including applicable governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1997 AND 1996
---------------------------

Net income increased $354,000 to $205,000 for the three months ended September 30, 1997 from a loss of $149,431 for the same period ended September 30, 1996.

Net interest income increased $205,000 or 26.4%, to $979,000 for the three months ended September 30, 1997 compared to $775,000 for the three months ended September 30, 1996. The increase in interest income resulted primarily from an increase in earnings on loans of $190,000 or 11.7%, investment securities of $51,000, and interest-bearing deposits in other institutions of $32,000. These increases, which were due to an increase in the average principal balances of $8.6 million of loans, $3.2 million of investment securities, and $.7 million of interest bearing deposits which were funded by proceeds from the Offering in December 1996 and advances from FHLB. In addition, the yield on investments increased from 6.0% for the three months ended September 30, 1996 to 6.6% for the same three month period ended September 30, 1997. This increase was the result of a combination of changing the mix of securities by increasing the investments in U.S. Government securities and a slight increase in rates.

Interest expense increased $66,000 or 6.7% from $979,000 for the three months ended September 30, 1996 to $1,045,000 for the same period ended 1997. The increase was primarily due to the average volume of interest-bearing liabilities increasing $2,594,000 million from $85,590,000 as of September 30, 1996 to $88,184,000 as of September 30, 1997. The increase was due to the marketing of a new deposit product coupled with an increase in the average balance of advances from the FHLB of $1,871,000. The Bank has utilized these borrowings to fund their recent loan growth.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $13,000 for the nine months ended September 30, 1997 compared to the same period ended 1996. See "Risk Elements".

Noninterest income which is comprised principally of service charges on deposit accounts increased $12,000 or 15.0% to $95,000 as of September 30, 1997 from $83,000 as of September 30, 1996. Service charges on deposit accounts remained consistent between the two periods. In addition, during the second half of 1996, the Bank began a new program to sell fixed rate mortgage loans which resulted in gains on the sale of loans of $20,000.

Noninterest expense decreased $348,000 or 32.8% to $712,000 as of September 30, 1997 from $1,059.000 as of September 30, 1996. This decrease is largely attributed to a one time charge of $470,000 in federal insurance premiums in the first quarter of 1996. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. A reduced level of insurance premiums is anticipated in future periods as a result of this one-time charge.

Compensation and benefits increased $77,000 or 33.6%, due to the hiring of new employees to further diversify the Bank's operations to meet continually changing customer demands, as well as increases of $31,000 attributable to Employee Stock Ownership Plan expenses. Professional fees increased by $39,000 to $63,000 as of September 30, 1997 compared to $23,000 for the same period ended 1996 due to an increase in services for compliance with regulatory requirements. Other noninterest expense increased by $29,000 due to the addition of franchise taxes for the quarter ended September 30, 1997 coupled with general overall increases in all expenses.

Income tax expense increased $198,000 to $142,000 for the three months ended September 30, 1997 compared to a benefit of $55,596 for the same period ended September 30, 1996 due to higher levels of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Savings Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a flex line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $4.8 million. As of September 30, 1997, the Savings Bank had outstanding advances from the FHLB of $7,739,000.

As of September 30, 1997, the Company has relatively significant commitments to fund loans of approximately $1,123,000 as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1997, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 24.6%, 24.2%, 15.5%, 18.6%, 18.1%, and 11.6% respectively at September 30, 1997.

RISK ELEMENT
------------

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

                                                     September 30,  June 30,
                                                         1997         1997
                                                      ---------    ---------
                                                      (dollars in thousands)

Loans on nonaccrual basis                             $     329    $     155
Loans past due 90 days or more                              455          453
Renegotiated loans                                            -            -
                                                      ---------    ---------

Total nonperforming loans                                   784          608
                                                      ---------    ---------

Nonperforming loans as a percent of total loans           0.86%        0.70%
                                                         ======       ======

Nonperforming assets as a percent of total assets         0.74%        0.58%
                                                         ======       ======

Allowance for loan losses to nonperforming loans         38.01%       60.53%
                                                         ======       ======

At September 30, 1997 and 1996, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of September 30, 1997, impaired loans had no material effect on the company's financial position or results of operations.

During the three month period ended September 30, 1997, loans increased $5,153,000 and nonperforming loans decreased $176,000 while the allowance for loan losses increased $16,000 for the same period. The percentage of allowance for loan losses to loans outstanding declined slightly to .3% as of September 30, 1997 compared to .4% as of September 30, 1996. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         From time to time, the Company and its subsidiary may be a party to various legal in the ordinary course of business. At September 30, 1997 there were no legal proceedings of a material nature.

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         N/A

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         (a)   List of exhibits:

         3(i) Certificate of Incorporation of Advance Financial Bancorp* 3(ii) Bylaws of Advance Financial Bancorp*
         4(i)  Specimen Stock Certificate*
         4(ii) Shareholders Right Plan**
         10    Employment Agreement between the Bank and Stephen M.
               Gagliardi***
         27    Financial Data Schedule (electronic filing only)

-----------------------
* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996

** Incorporated by reference to the Form 8-K (File No. 0-21885) filed July 17, 1997.

***   Incorporated by reference to the June 30, 1997 Form 10-KSB
      (File No. 0-21885) filed September 23, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Advance Financial Bancorp


Date: November   , 1997        By:\s\ Stephen M. Gagliardi
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