Form 10QSB
period 1997-12-31
ADVANCE FINANCIAL BANCORP
filed 1998-02-13
CIK 1023398

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20552

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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

      Class:  Common Stock, par value $.10 per share
      Outstanding at February 2, 1998:  1,084,450 shares

                          ADVANCE FINANCIAL BANCORP

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              December 31, 1997 and June 30, 1997                       3

            Consolidated Statement of Income (Unaudited)
              for the Six Months ended December 31, 1997 and 1996       4

            Consolidated Statement of Income (Unaudited)
              for the Three Months ended December 31, 1997 and 1996     5

            Consolidated Statement of Cash Flows (Unaudited)
              for the Six Months ended December 31, 1997 and 1996       6

            Notes to Unaudited Consolidated Financial Statements        7

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                       8-12

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                           13

   Item 2. Changes in Securities                                       13

   Item 3. Default Upon Senior Securities                              13

   Item 4. Submissions of Matters to a Vote of Security Holders        13

   Item 5. Other Information                                           13

   Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                             14

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       December 31,      June 30,
                                                           1997            1997
                                                      -------------   -------------


ASSETS
Cash and Cash Equivalents:
Cash and amounts due from banks                       $  1,155,364    $     903,981
Interest-bearing deposits with other institutions        3,824,637        5,888,439
                                                      -------------   -------------
      Total cash and cash equivalents                    4,980,001        6,792,420

Investment Securities:
Securities held to maturity (fair value
of $4,508,469 and $7,831,187)                            4,494,886        7,844,305
Securities available for sale                               49,845           55,051
                                                      -------------   -------------
      Total investment securities                        4,544,731        7,899,356

Mortgage-backed securities held to maturity
   (fair value of $390,875 and $394,743)                   362,264          367,553
Loans receivable, (net of allowance for loan losses
   of $328,607 and $367,779)                            94,349,721       86,067,848
Office properties and equipment, net                     2,352,987        2,055,651
Federal Home Loan Bank Stock, at cost                      576,700          576,700
Accrued interest receivable                                693,831          655,667
Other assets                                               171,737          148,184
                                                      -------------   -------------

      TOTAL ASSETS                                    $108,031,972     $104,563,379
                                                      =============   =============

LIABILITIES

Deposits                                               $81,227,291      $80,069,078
Advances from Federal Home Loan Bank                     9,729,699        7,747,449
Advances from borrowers for taxes and insurance            182,117          186,738
Accrued interest payable and other liabilities             449,711          435,069
                                                      -------------   -------------
      TOTAL LIABILITIES                                 91,588,818       88,438,334
                                                      -------------   -------------


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; 500,000 shares
 authorized, none issued                                        -                 -
Common Stock, $.10 par value; 2,000,000 shares authorized
   1,084,450 shares issued and outstanding                 108,445          108,445
Additional paid - in capital                            10,249,065       10,221,528
Retained Earnings - substantially restricted             6,843,630        6,597,836
Net unrealized loss on securities                           (5,921)          (6,569)
Unearned Employee Stock Ownership Plan shares (ESOP)      (752,065)        (796,195)
                                                      -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                        16,443,154       16,125,045
                                                      -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $108,031,972    $ 104,563,379
                                                      =============   =============

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     Six Months Ended December 31,
                                                         1997           1996
                                                     ------------   ------------


INTEREST AND DIVIDEND INCOME
Loans                                                $ 3,752,359    $  3,293,431
Investment securities                                    220,955         149,974
Interest-bearing deposits with other institutions        116,887         107,223
Mortgage-backed securities                                16,883          21,066
Dividends on Federal Home Loan Bank Stock                 18,540          17,504
                                                     ------------   ------------
   Total interest and dividend income                  4,125,624       3,589,198
                                                     ------------   ------------

INTEREST EXPENSE
Deposits                                               1,881,300       1,838,064
Advances from Federal Home Loan Bank                     235,036         183,167
                                                     ------------   ------------
Total interest expense                                 2,116,336       2,021,231
                                                     ------------   ------------

NET INTEREST INCOME                                    2,009,288       1,567,967

Provision for loan losses                                 46,365          17,384
                                                     ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,962,923       1,550,583
                                                     ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                   125,199         113,542
   Gain on sale of loans                                  45,933          15,576
   Other income                                           42,347          42,867
                                                     ------------   ------------
      Total noninterest income                           213,479         171,985
                                                     ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                    642,840         469,784
   Occupancy and equipment                               181,355         126,392
   Deposit insurance premiums                             26,291         551,602
   Professional fees                                     115,056          46,667
   Advertising                                            59,208          47,860
   Data processing charges                               145,485         129,192
   Other expenses                                        339,166         252,321
                                                     ------------   ------------
      Total noninterest expense                        1,509,401       1,623,818
                                                     ------------   ------------

Income before income taxes                               667,001          98,750

Income taxes                                             246,781          43,881
                                                     ------------   ------------

NET INCOME                                           $    420,220   $     54,869
                                                     ============   ============

EARNINGS PER SHARE                                          $.42               -

WEIGHTED AVERAGE SHARES OUTSTANDING                    1,006,665               -

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                    Three Months Ended December 31,
                                                         1997           1996
                                                     ------------   ------------


INTEREST AND DIVIDEND INCOME
Loans                                                $ 1,938,596    $  1,669,547
Investment securities                                     89,524          69,797
Interest-bearing deposits with other institutions         55,278          77,920
Mortgage-backed securities                                 8,420           9,574
Dividends on Federal Home Loan Bank Stock                  9,273           8,538
                                                     ------------   ------------
   Total interest and dividend income                  2,101,091       1,835,306
                                                     ------------   ------------

INTEREST EXPENSE
Deposits                                                 946,476         932,268
Advances from Federal Home Loan Bank                     124,409         109,651
                                                     ------------   ------------
Total interest expense                                 1,070,885       1,041,919
                                                     ------------   ------------

NET INTEREST INCOME                                    1,030,206         793,387

Provision for loan losses                                 30,694          14,384
                                                     ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      999,512         779,003
                                                     ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                    67,456          56,334
   Gain on sale of loans                                  25,676           8,533
   Other income                                           25,017          24,234
                                                     ------------   ------------
      Total noninterest income                           118,149          89,101
                                                     ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                    336,696         240,697
   Occupancy and equipment                                96,016          74,165
   Deposit insurance premiums                             13,141          36,009
   Professional fees                                      52,416          23,309
   Advertising                                            24,324          18,810
   Data processing charges                                71,481          62,058
   Other expenses                                        203,387         109,278
                                                     ------------   ------------
      Total noninterest expense                          797,461         564,326
                                                     ------------   ------------

Income before income taxes                               320,200         303,778

Income taxes                                             104,542          99,477
                                                     ------------   ------------

NET INCOME                                           $    215,658   $    204,301
                                                     ============   ============

EARNINGS PER SHARE                                   $        .21   $          -

WEIGHTED AVERAGE SHARES OUTSTANDING                     1,008,112              -

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Six Months Ended December 31,
                                                           1997           1996
                                                       ------------   ------------


OPERATING ACTIVITIES
   Net income                                          $   420,220    $     54,869
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation, amortization and accretion, net            83,422          70,473
   Provision for loan losses                                46,365          17,384
   Amortization of unearned ESOP                            71,667               -
   Origination of loans held for sale                   (2,305,678)              -
   Proceeds from sale of loans                           2,351,611       1,129,143
   Decrease (increase) in other assets and liabilities     (60,819)         47,450
                                                       ------------   ------------

    Net cash provided by operating activities             2,606,788       1,319,319
                                                       ------------   ------------

INVESTING ACTIVITIES
   Proceeds from maturities of held to maturity
      securities                                         4,350,000       1,750,000
   Purchases of held to maturity securities             (1,000,000)              -
   Principal collected on available for sale securities      6,188           6,684
   Principal collected on mortgage - backed securities       5,294         121,826
   Net increase in loans                                (8,374,171)     (5,880,872)
   Purchases of office properties and equipment           (381,344)        (90,860)
                                                       ------------   ------------

   Net cash used for investing activities               (5,394,033)     (4,093,222)
                                                       ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease)in deposits                    1,158,213      (4,654,311)
   Proceeds from sale of common stock                            -       9,485,274
   Proceeds (repayments)from advances                    1,982,250       3,388,179
      from Federal Home Loan Bank
   Dividends paid                                         (161,016)              -
   Net change in advances for taxes and insurance           (4,621)        (11,395)
                                                       ------------   ------------

   Net cash provided by financing activities             2,974,826       8,207,747
                                                       ------------   ------------

   Decrease in cash and cash equivalents                (1,812,419)      5,433,844
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                  6,792,420       4,016,583
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                      $  4,980,001   $  9,450,427
                                                       ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits and borrowings              $  2,108,190   $  1,985,409
      Income taxes                                          192,000         87,500

See accompanying notes to the unaudited consolidated financial statements.

                       ADVANCE FINANCIAL BANCORP
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Advance Financial Bancorp (the "Company"), includes its wholly-owned subsidiary, Advance Financial Savings Bank (the "Bank"), and its wholly-owned subsidiary, Advance Financial Service Corporation of West Virginia. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1998.

These statements should be read in conjunction with the consolidated statements as of and for the year ended June 30, 1997 and related notes which are included on the Form 10-KSB (file no. 0-21885).

NOTE 2 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement redefines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement 128 also requires the restatement of all prior-period EPS data presented. The Company currently maintains a simple capital structure, thus there are no dilutive effects on earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1997
-------------------------------------------------------------------------

Total assets increased by approximately $3,469,000 to $108,032,000 at December 31, 1997 from $104,563,000 at June 30, 1997. Interest-bearing deposits with other institutions decreased $2,064,000 to $3,825,000 at December 31, 1997 from $5,888,000 at June 30, 1997. This decrease was used primarily to supplement the growing loan demand within the bank's market area.

Investment securities decreased $3,355,000 or 42.5% from $7,899,000 at June 30, 1997 to $4,545,000 at December 31, 1997. This decrease in the U.S. Government securities held to maturity classification was the result of approximately $3.6 million in securities being called during the six month period. Management replaced only $1 million of these type investment securities with similar instruments with maturities ranging from three to six years and used the remaining proceeds to satisfy loan demand.

Net loan receivables increased $8,282,000 or 9.6% from $86,068,000 at June 30, 1997 to $94,350,000 at December 31, 1997. There were increases in residential mortgages of $4,428,000, non-residential mortgages of $2,140,000 and $986,000 in participation loans. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. The funding of the loan growth was mainly provided by the means discussed above, specifically the usage of interest-bearing deposits with other institutions and the maturity of investment securities. To a lesser extent, increased borrowings with the Federal Home Loan Bank of $1,982,000 also contributed to this funding.

Net office properties and equipment increased 14.5% or $297,000 from $$2,056,000 at June 30, 1997 to $2,353,000 at December 31, 1997. This is
directly related to preparation for the new branch opening in Wintersville, Ohio.

Deposits increased slightly by $1,158,000 to $81,227,000 at December 31, 1997 from $80,069,000 at June 30, 1997. This increase primarily represents deposits accumulated via a new money market product for balances greater than $10,000 offered at a preferential rate which has grown to $6,459,000. Customer preference to this new product is exhibited by a decline in savings accounts which has offset the growth of this new product.

Equity capital increased by $318,000 for the six months ended December 31, 1997, as a result of net income of $420,000 and recognition of shares in the Employee Stock Ownership Plan amounting to $72,000. Cash dividends paid of approximately $161,000 reduced the impact of these other events. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Company, including applicable governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
------------------------------------------------------------------
DECEMBER 31, 1997 AND 1996
---------------------------

Net interest income increased $441,000 or 28.1%, to $2,009,000 for the six months ended December 31, 1997 compared to $1,568,000 for the six months ended December 30, 1996. The increase in interest income resulted primarily from an increase in earnings on loans of $459,000 or 13.9% and investment securities of $71,000 or 47.3%. These increases, which were due to an increase in the average principal balances of $9,472,000 for loans and $1,890,000 for investment securities were funded by proceeds from the sale of common stock in December 1996 and advances from FHLB. The yield on investments increased from 6.7% for the six months ended December 31, 1996 to 7.1% for the same period ended December 31, 1997. This increase was the result of a combination of a slight increase in rates coupled with the maturing of $3.6 million of lower yielding U.S. Government obligations.

Interest expense increased $95,000 or 4.7% from $2,021,000 for the six months ended December 31, 1996 to $2,116,000 for the same period ended 1997. The increase was primarily due to the average volume of interest-bearing liabilities of $6,252,000 due to the marketing of a new money market deposit product amounting to $6,460,000 coupled of with an increase in the average balance of advances from the FHLB of $1,501,000. This was offset by a decline in the average balance of savings deposits of $1,968,000, as customers preferred the advantages of the new deposit product, as well as a decline the cost of funds from 4.7% for the six months ended December 31, 1996 to 4.6% for the same period ended December 31, 1997.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $29,000 for the six months ended December 31, 1997 compared to the same period ended 1996. See "Risk Elements".

Noninterest income which is comprised principally of service charges on deposit accounts increased $41,000 or 24.1% to $213,000 as of December 31, 1997 from $172,000 as of December 31, 1996. Service charges on deposit accounts increased from $114,000 as of December 31, 1996 to $125,000 as of December 31, 1997 driven by an increase in volume. In addition, during the second half of 1996, the Bank began a new program to sell fixed rate mortgage loans which resulted in an increase on gains on the sale of loans of $30,000.

Noninterest expense decreased $114,000 or 7.0% to $1,509,000 as of December 31, 1997 from $1,624,000 as of December 31, 1996. This decrease is largely attributed to a one time charge of $470,000 in federal insurance premiums in the first quarter of 1996. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. A reduced level of insurance premiums is anticipated in future periods as a result of this one-time charge.

Compensation and benefits increased $173,000 or 36.8%, due to the hiring of new employees to further diversify the Bank's operations to meet continually changing customer demands, as well as an increase of $75,000 attributable to Employee Stock Ownership Plan. Professional fees increased by $68,000 to $115,000 as of December 31, 1997 compared to $47,000 for December 31, 1996 due to an increase in services for compliance with regulatory requirements and employee benefit plans. Occupancy and equipment increased $55,000 from $126,000 as of December 31, 1996 to $181,000 as of December 31, 1997 due
primarily to an increase in depreciation expense for equipment. Other noninterest expense increased by $87,000 due to the addition of franchise taxes for the six months ended December 31, 1997 coupled with general overall increases in all expenses.

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered ( common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to unable the compute payment, interest, or delinquency. Rapid and accurate data processing is essential to our operations. Data processing is also essential to most other financial institutions and many other companies.

All of our material data processing that could be affected by this problem is provided by a third party service bureau. Our service bureaus has advised us that it expects to resolve this potential problem before the year 2000. However, if this potential problem is not resolved before the year 2000, we would likely experience significant data processing delays, mistakes, or failures. The delays, mistakes, or failures could have a significant adverse impact on our financial condition and our results of operations.

Income tax expense increased $203,000 to $247,000 for the six months ended December 31, 1997 compared to $44,000 for the same period ended
December 31, 1996 due to the higher level of pre-tax income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
DECEMBER 31, 1997 AND 1996
---------------------------

Net interest income increased $237,000 or 29.5%, over 1996. This increase is due to an increase in average interest earning assets over interest bearing liabilities of $6,249,000 due to an increase in loan demand within the Bank's
market area.   Furthermore, the interest rate spread increased from 3.2% as of
December 31, 1996 to 3.6% as of December 31, 1997 which resulted primarily from an increase in rates on loans coupled with a decline in rates on interest bearing demand deposits.

Interest expense increased slightly as a result of average interest bearing demand deposits increasing while being offset by a $1,695,000 decline in average savings deposits and a 17 basis point in the cost of funds. These fluctuations were primarily due to the marketing of a new deposit product and the competitive interest rate environment within the Bank's market area.

Provision for loan losses increased $16,000 to $30,694 for the three months ended December 31, 1997 compared to $14,000 for the same period ended December 31, 1996. This increase is derived from management's continual monitoring of the quality of its loan portfolio and its determination of the adequacy of the allowance for loan losses.

Noninterest income increased $29,000 to $118,000 for the six months ended December 31, 1997 from $89,000 for the same period ended December 31, 1997. This increase is primarily due to gains on sale of fixed rate mortgage loans of $17,000 and an increase in volume of service charges on deposit accounts of $11,000.

Noninterest expense increased $233,000 or 41.3% to $797,000 for the six months ended December 31, 1997 compared to $564,000 for the same period ended December 31, 1996. There were increases of $96,000 to compensation and employee benefits $29,000 to professional fees and $94,000 to other noninterest expense for those same reasons as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Savings Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a flex line of credit and a RepoPlus line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $4.8 million and $10 million, respectively. In addition, as of December 31, 1997, the Bank had outstanding advances from the FHLB of $9,730,000.

As of December 31, 1997, the Company has commitments to fund loans of approximately $2,152,000 as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1997, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 23.6%, 23.2%, 15.5%, and 17.9%, 17.5%, and 11.7% respectively at December 31, 1997.

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

                                                      December 31,  June 30,
                                                         1997         1997
                                                      ---------    ---------
                                                      (dollars in thousands)

Loans on nonaccrual basis                             $    850    $     155
Loans past due 90 days or more and still accruing          338          453
                                                      ---------    ---------

Total nonperforming loans                                1,188          608
                                                      ---------    ---------

Nonperforming loans as a percent of total loans           1.26%        0.70%
                                                         ======       ======

Nonperforming assets as a percent of total assets         1.10%        0.58%
                                                         ======       ======

Allowance for loan losses to nonperforming loans         27.69%       60.53%
                                                         ======       ======

At December 31, 1997 and 1996, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of December 31, 1997, impaired loans had no material effect on the company's financial position or results of operations.

During the six month period ended December 31, 1997, loans increased $8,282,000 and nonperforming loans increased $580,000 while the allowance for loan losses decreased $39,000 for the same period. The percentage of allowance for loan losses to loans outstanding declined slightly to .3% as of December 31, 1997 compared to .4% as of December 31, 1996. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at December 31, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         From time to time, the Company and its subsidiary may be a party to various legal in the ordinary course of business. At December 31, 1997 there were no legal proceedings of a material nature.

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         N/A

Item 4 - Submission of matters to a vote of security holders

         On October 28, 1997, at its Annual Meeting of Stockholders, the Compar announced that the following proposals were ratified:

         Election of Directors

         Directors elected to the Board: Stephen M. Gagliardi for a term of three years, expiring in 2000. There were 906,560 affirmative votes and 1,400 votes withheld. James R. Murphy for a term of three years, expiring in 2000. There were 904,560 affirmative votes and 3,400 votes withheld. William B. Chesson for a term of three years, expiring in 2000. There were 901,460 affirmative votes and 6,500 votes withheld. Other directors of the Company consist of Gary
         Young (term expiring in 1998), George H. Hohnson (term expiring in
         1998), William E. Watson (term expiring in 1998), and John R. Sperlazza (term expiring in 1999).

         Ratification of Selection of Independent Public Accountants

         The ratification of the appointment of S.R. Snodgrass, A.C. as the Company's independent public accountants for the year ending June 30, 1998. There were 846,560 affirmative votes and 61,400 negative votes. The number of votes abstaining were 1,000.

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


                                   Advance Financial Bancorp


Date: February 12, 1998        By:\s\ Stephen M. Gagliardi
                                   --------------------------------------
                                   Stephen M. Gagliardi
                                   President and Chief Executive Officer