Form 10QSB
period 1998-03-31
ADVANCE FINANCIAL BANCORP
filed 1998-05-15
CIK 1023398

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20552

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

                                (304) 737-3531
                   ------------------------------------------
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

      Class:  Common Stock, par value $.10 per share
      Outstanding at May 2, 1998:  1,073,606 shares

                          ADVANCE FINANCIAL BANCORP

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              March 31, 1998 and June 30, 1997                          3

            Consolidated Statement of Income (Unaudited)
              for the Nine Months ended March 31, 1998 and 1997         4

            Consolidated Statement of Income (Unaudited)
              for the Nine Months ended March 31, 1998 and 1997         5

            Consolidated Statement of Cash Flows (Unaudited)
              for the Nine Months ended March 31, 1998 and 1997         6

            Consolidated Statement of Stockholders' Equity              7

            Notes to Unaudited Consolidated Financial Statements        8

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                      9-13

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                           14

   Item 2. Changes in Securities                                       14

   Item 3. Default Upon Senior Securities                              14

   Item 4. Submissions of Matters to a Vote of Security Holders        14

   Item 5. Other Information                                           14

   Item 6. Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                             15

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                                    March 31,       June 30,
                                                      1998            1997
                                                 -------------   -------------



ASSETS
Cash and Cash Equivalents:
Cash and amounts due from banks                 $     889,888    $     903,981
Interest-bearing deposits with
   other institutions                               7,709,067        5,888,439
                                                -------------    -------------
      Total cash and cash equivalents               8,598,955        6,792,420

Investment Securities:
Securities held to maturity (fair value
of $2,255,344 and $7,831,187)                       2,245,256        7,844,305
Securities available for sale                         186,970           55,051
                                                -------------    -------------
      Total investment securities                   2,432,226        7,899,356

Mortgage-backed securities held to maturity
   (fair value of $379,084 and $394,743)              352,616          367,553
Loans receivable, (net of allowance for loan
   losses of $338,495 and $367,779)                94,906,232       86,067,848
Office properties and equipment, net                2,953,221        2,055,651
Federal Home Loan Bank Stock, at cost                 586,500          576,700
Accrued interest receivable                           634,203          655,667
Other assets                                          204,345          148,184
                                                -------------    -------------

      TOTAL ASSETS                              $ 110,668,296    $ 104,563,379
                                                =============    =============

LIABILITIES

Deposits                                        $  82,610,578    $  80,069,078
Advances from Federal Home Loan Bank               11,720,606        7,747,449
Advances from borrowers for taxes and insurance       135,339          186,738
Accrued interest payable and other liabilities        607,050          435,069
                                                -------------    -------------
      TOTAL LIABILITIES                            95,073,573       88,438,334
                                                -------------    -------------


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; 500,000 shares
   authorized, none issued                                 -                 -
Common Stock, $.10 par value; 2,000,000 shares authorized
   1,084,450 shares issued and outstanding            108,445         108,445
Additional paid - in capital                       10,270,853      10,221,528
Retained Earnings - substantially restricted        7,026,430       6,597,836
Net unrealized gain (loss) on securities                3,260          (6,569)
Unearned Employee Stock Ownership Plan
   shares (ESOP)                                     (730,375)       (796,195)
Unearned Restricted Stock Plan (RSP)                 (867,008)              -
Treasury stock (10,844 shares, at cost)              (216,882)              -
                                                -------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                   15,594,723      16,125,045
                                                -------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                 $ 110,668,296   $ 104,563,379
                                                =============   =============

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                Nine Months Ended March 31,
                                                    1998           1997
                                                ------------   ------------



INTEREST AND DIVIDEND INCOME
Loans                                          $  5,751,640    $  4,999,114
Investment securities                               271,825         224,886
Interest-bearing deposits with
   other institutions                               195,562         232,131
Mortgage-backed securities                           25,111          30,048
Dividends on Federal Home Loan Bank Stock            27,902          26,566
                                               ------------    ------------
      Total interest and dividend income          6,272,041       5,512,745
                                               ------------    ------------

INTEREST EXPENSE
Deposits                                          2,808,676       2,707,227
Advances from Federal Home Loan Bank                675,547         288,900
                                               ------------    ------------
Total interest expense                            3,184,224       2,996,127
                                               ------------    ------------

NET INTEREST INCOME                               3,087,817       2,516,618

Provision for loan losses                            59,865          28,569
                                               ------------    ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                3,027,952       2,488,049
                                               ------------    ------------

NONINTEREST INCOME
   Service charges on deposit accounts              195,664         168,231
   Gain on sale of loans                             83,696          23,296
   Other income                                      70,084          48,164
                                               ------------    ------------
      Total noninterest income                      349,444         239,691
                                               ------------    ------------

NONINTEREST EXPENSE
   Compensation and employee benefits               984,283         722,995
   Occupancy and equipment                          274,127         239,455
   Deposit insurance premiums                        39,481         564,330
   Professional fees                                145,873          69,160
   Advertising                                       89,253          77,502
   Data processing charges                          221,490         189,574
   Other expenses                                   503,851         395,550
                                               ------------    ------------
      Total noninterest expense                   2,258,360       2,258,566
                                               ------------    ------------

Income before income taxes                        1,119,037         469,174

Income taxes                                        426,319         185,160
                                               ------------    ------------

NET INCOME                                     $    692,718    $    284,014
                                               ============    ============

EARNINGS PER SHARE
   Basic                                       $        .69    $        .27
   Diluted                                     $        .69    $        .27


See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                Three Months Ended March 31,
                                                    1998           1997
                                                ------------   ------------



INTEREST AND DIVIDEND INCOME
Loans                                          $  1,999,281    $  1,705,683
Investment securities                                50,870          74,911
Interest-bearing deposits with
   other institutions                                78,675         124,908
Mortgage-backed securities                            8,228           8,983
Dividends on Federal Home Loan Bank Stock             9,362           9,062
                                               ------------    ------------
      Total interest and dividend income          2,146,417       1,923,547
                                               ------------    ------------

INTEREST EXPENSE
Deposits                                            927,376         869,163
Advances from Federal Home Loan Bank                140,511         105,733
                                               ------------    ------------
      Total interest expense                      1,067,888         974,896
                                               ------------    ------------

NET INTEREST INCOME                               1,078,529         948,651

Provision for loan losses                            13,500          11,185
                                               ------------    ------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                1,065,029         937,466
                                               ------------    ------------

NONINTEREST INCOME
   Service charges on deposit accounts               70,465          54,689
   Gain on sale of loans                             37,763           7,720
   Other income                                      27,737          14,922
                                               ------------    ------------
      Total noninterest income                      135,965          77,331
                                               ------------    ------------

NONINTEREST EXPENSE
   Compensation and employee benefits               341,443         253,210
   Occupancy and equipment                           92,772          84,999
   Deposit insurance premiums                        13,190          12,728
   Professional fees                                 30,817          35,984
   Advertising                                       30,045          29,642
   Data processing charges                           76,005          66,710
   Other expenses                                   164,685         161,101
                                               ------------    ------------
      Total noninterest expense                     748,959         644,374
                                               ------------    ------------

Income before income taxes                          452,036         370,423

Income taxes                                        179,538         141,279
                                               ------------    ------------

NET INCOME                                     $    272,498    $    229,144
                                               ============    ============

EARNINGS PER SHARE
   Basic                                       $        .28    $        .27
   Diluted                                     $        .28    $        .27



See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                 Nine Months Ended March 31,
                                                     1998           1997
                                                 ------------    ------------



OPERATING ACTIVITIES
   Net income                                    $    692,718    $    284,013
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation, amortization and accretion, net      126,224          99,742
   Provision for loan losses                           59,865          28,569
   Amortization of unearned ESOP                      141,950          28,246
   Origination of loans held for sale              (5,202,939)              -
   Proceeds from sale of loans                      5,286,635       1,375,143
   Decrease in other assets and liabilities           108,077         127,844
                                                 ------------    ------------

   Net cash provided by operating activities        1,212,530       1,943,557
                                                 ------------    ------------

INVESTING ACTIVITIES
   Proceeds from maturities of held to maturity
      securities                                    6,600,000       2,000,000
   Purchases of held to maturity securities        (1,000,000)     (3,050,000)
   Purchases of available for sale securities        (126,250)              -
   Principal collected on available
      for sale securities                               8,725           9,995
   Principal collected on mortgage-backed
      securities                                       14,953         163,794
   Net increase in loans                           (8,981,945)     (7,439,408)
   Purchases of Federal Home Loan Bank stock           (9,800)        (17,200)
   Purchases of office properties and equipment    (1,024,262)        (78,537)
                                                 ------------    ------------

   Net cash used for investing activities          (4,518,578)     (8,411,356)
                                                 ------------    ------------

FINANCING ACTIVITIES
   Net increase (decrease)in deposits               2,541,500      (1,462,789)
   Proceeds from sale of common stock                       -       9,485,274
   Proceeds from advances
      from Federal Home Loan Bank                   3,973,157       3,379,658
   Dividends paid                                    (239,981)              -
   Net change in advances for taxes
      and insurance                                   (51,399)        (52,531)
   Purchase of RSP                                   (893,813)              -
   Purchase of treasury stock                        (216,882)              -
                                                 ------------    ------------

   Net cash provided by financing activities        5,112,583      11,349,612
                                                 ------------    ------------

   Increase in cash and cash equivalents            1,806,535       4,881,813

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                             6,792,420       4,016,583
                                                 ------------    ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                $  8,598,955    $  8,898,396
                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits and borrowings        $  3,177,733    $  2,984,901
      Income taxes                                    230,118          87,500


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

NOTE 2 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement redefines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement 128 also requires the restatement of all prior-period EPS data presented.

The following table sets forth the computation of basic and diluted earnings per share. There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) will be used as the numerator. The following tables set forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                 Nine Months Ended March 31,
                                                    1998             1997
                                                -------------   -------------
Denominator
    Denominator for basic earnings per
     share - weighted-average shares                1,003,628       1,001,125
    Employee stock options                              1,158               -
                                                -------------   -------------

    Denominator for diluted earnings per
     share - adjusted weighted-average
     average assumed conversions                    1,004,786       1,001,125
                                                =============   =============



                                                 Three Months Ended March 31,
                                                    1998             1997
                                                -------------   -------------
Denominator
    Denominator for basic earnings per
     share - weighted-average shares                  982,082       1,001,125
    Employee stock options                              1,158               -
                                                -------------   -------------

    Denominator for diluted earnings per
     share - adjusted weighted-average
     average assumed conversions                      983,240       1,001,125
                                                =============   =============

NOTE 3 - EMPLOYEE BENEFITS

Restrictive Stock Bonus Plan (RSP)
---------------------------------

In December 1997, the Board of Directors adopted a RSP for certain officers and employees which was approved by stockholders at a special meeting held on January 20, 1998. The objective of this Plan is to enable the Company and the Bank to retain its corporate officers, key employees, and directors who have the experience and ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of a Board appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP, which has the responsibility to invest all funds contributed by the Bank to the Trust created for the RSP.

In February 1998, the Trust purchased with funds contributed by the Bank, shares of the common stock of which 26,024 shares were issued to directors and chief executive officer, and 17,354 shares remained unissued. Directors, officers, and key employees who terminate their association with the Company shall forfeit the right to any shares which were awarded but not earned.

The Company granted a total of 26,024 shares of common stock on January 20, 1998 of which 5,205 shares became immediately vested under the plan. These shares vest over a five year period beginning January 20, 1998. The RSP shares purchased in the conversion initially will be excluded from stockholder's equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, pro rata over the years during which the shares are payable and recorded as an addition to stockholders' equity.

Stock Option Plan
-----------------

In December, 1997, the Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at a special meeting held on January 20, 1998. An aggregate of 108,445 shares of authorized but unissued common stock of the Company were reserved for future issuance under the plan. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to additional paid - in capital.

The following table presents share data related to the stock option plan:

                                                Shares Under Option
                                               ---------------------
                                                1998          1997
                                               -------       -------
Outstanding, beginning of the year                   -             -
Granted during the year                         65,061             -
Canceled during the year                             -             -
Exercised during the year                            -             -
                                               -------       -------
Outstanding at end of year (at prices ranging
   From $209 to $270 per share)                 65,061             -
                                               =======       =======

NOTE 4 - PENDING ACCOUNTING PRONOUNCEMENTS

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies
(i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30, 1997
---------------------------------------------------------------------

Total assets increased by approximately $6,105,000 to $110,668,000 at March 31, 1998 from $104,563,000 at June 30, 1997.

Interest-bearing deposits with other institutions increased from $5,888,000 at June 30, 1997 to $7,709,067 at March 31, 1998. This increase of $1,821,000 or
30.9% represents called investment securities which have been allotted to meet outstanding loan commitments.

Investment securities decreased from $7,899,000 at June 30, 1997 to $2,432,000 at March 31, 1998, or 69.2%. This decrease in the U.S. Government securities held to maturity classification was the result of approximately $6.6 million in securities being called during the nine month period. Management replaced only $1 million of these type investment securities with similar instruments with maturities ranging from three to six years and used the remaining proceeds to satisfy loan demand.

Net loan receivables increased $8,839,000 or 10.3% from $86,068,000 at June 30, 1997 to $94,906,000 at March 31, 1998. There were increases in residential mortgages of $4,045,000, non-residential mortgages of $3,152,000 and $971,000 in participation loans. Such increases primarily reflected the economic health of the Bank's market area and the competitive pricing of the Bank's loan product. This loan growth was funded by investment securities being called and increased borrowings with the Federal Home Loan Bank of $3,973,000 also contributed to this funding.

Net office properties and equipment increased $898,000 or 43.7% from $2,056,000 at June 30, 1997 to $2,953,000 at March 31, 1999. This is directly related to preparation for the new branch opening in Wintersville, Ohio.

Deposits increased slightly by $2,541,000 or 3.2% to $82,611,000 at March 31, 1998 from $80,069,000 at June 30, 1997. This increase primarily represents deposits accumulated via a new money market product for balances greater than $10,000 offered at a preferential rate which has grown to $7,541,000 at March 31, 1998 from $5,353,000. Customer preference to this new product is exhibited by a decline in savings accounts which has offset the growth of this new product.

Equity capital decreased by $530,000 for the nine months ended March 31, 1998, as a result of the purchase of shares of outstanding stock for $894,000 to fund the restricted stock plan and the purchase of $217,000 of treasury stock. Also contributing to the overall decrease was the payment of cash dividends of $240,000. This decline was offset by net income of $693,000 and recognition of shares in the Employee Stock Ownership and Restricted Stock Plans amounting to $142,000. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Company, including applicable governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
---------------------------------------------------------------------------

Net income increased $409,000 to $693,000 for the nine months ended March 31, 1998 from $284,000 for the same period ended 1997. This increase was primarily due to an increase in net interest income of $571,000 coupled a decrease in FDIC insurance of $525,000 offset with an increase in compensation and employee benefits of $288,000.

Net interest income increased $571,000 or 22.7%, to $3,088,000 for the nine months ended March 31, 1998 compared to $2,517,000 for the same period ended 1997. The increase in interest income resulted primarily from an increase in earnings on loans of $753,000 or 15.1% and investment securities of $47,000 or 20.8%. These increases, which were due to an increase in the average principal balances of $9,838,000 for loans coupled with an increase in yields on both loans and investment securities of 23 and 24 basis points, respectively. Offsetting this increase of interest income was a decline in interest on interest-bearing deposits with other institutions of $37,000 or 15.7% from $232,000 for the nine months ended March 31, 1997 compared to the $196,000 for the same period ended 1998.

Interest expense increased $188,000 or 6.3% from $2,996,000 for the nine months ended March 31, 1997 to $3,184,000 for the same period ended 1998. The increase was primarily due to an increase in the average volume of interest-bearing liabilities of $6,296,000 due to the marketing of a new money market deposit product as previously discussed. In addition, there was a $2,322,000 or 32.3% increase in the average balance of advances from the FHLB to meet the growing loan demand. This was offset by a decline in the average balance of savings deposits of $1,706,000 or 10.4%, as customers preferred the advantages of the new deposit product, as well as a decline the cost of funds from 4.6% for the nine months ended March 31, 1997 to 4.5% for the same period ended March 31, 1998.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $31,000 for the six months ended March 31, 1998 compared to the same period ended 1997. See "Risk Elements."

Noninterest income which is comprised principally of service charges on deposit accounts increased $110,000 or 45.6% to $349,000 as of March 31, 1998 from $240,000 for the same period ended 1997. Service charges on deposit accounts increased from $168,000 as of March 31, 1997 to $196,000 as of March 31, 1998 driven by an increase in volume. The Bank sold fixed rate mortgage loans in the secondary market during the year which resulted in an increase on gains on the sale of loans of $60,000. Other income increased $22,000 or 45.5% primarily due to a $13,000 increase in ATM income as the bank began charging noncustomer users a $.50 transaction fee during the fourth quarter of 1997.

Noninterest expense overall remained relatively constant. However, there was a decrease in federal deposit insurance premiums largely attributable to a one time charge of $470,000 in federal insurance premiums in the September 1996. On September 30, 1996, the President signed into law legislation which included the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. A reduced level of insurance premiums is anticipated in future periods as a result of this one-time charge.

Countering this decrease was an increase of $261,000 or 38.8% in compensation and benefits due to the hiring of new employees to further diversify the Bank's operations to meet continually changing customer demands, as well as an increase of $118,000 attributable to Employee Stock Ownership Plan. Professional fees increased by $77,000 or 110.9% due to an increase in services for compliance with regulatory requirements and employee benefit plans. Data processing expense increased $31,000 due to both volume of transactions and an increase in third party costs. Occupancy and equipment increased $35,000 or 14.5% due primarily to an increase in depreciation expense for equipment. Other expense increased $108,000 or 23.4% as $27,000 was recognized with the adoption of the Restricted Stock Plan and $18,000 was recognized with the addition of franchise taxes for the year. There were also increases of $18,000 to ATM expense for replacement of ATM cards to Debit cards and $17,000 of consumer card expense associated with the implementation of merchant and credit card programs.

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to unable the compute payment, interest, or delinquency. Rapid and accurate data processing is essential to our operations. Data processing is also essential to most other financial institutions and many other companies.

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

Income tax expense increased $241,000 to $426,000 for the nine months ended March 31, 1998 compared to $185,000 for the same period ended March 31, 1997 due to the higher level of pre-tax income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
----------------------------------------------------------------------------

Net income increased $43,000 or 18.9% to $272,000 for the three months ended March 31, 1998 from $229,000 for the same period ended 1997. This increase was primarily due to an increase in net interest income of $130,000 coupled a decrease in compensation and benefits of $88,000.

Net interest income increased $130,000 or 11.6% from $949,000 for the three months ended March 31, 1997 to $1,079,000 for the same period ended 1998. Interest income on loans increased $294,000 while interest income on interest-bearing deposits in other institutions and investment securities decreased $46,000 and $24,000, respectively. In addition, interest expense on deposits and advances from the Federal Home Loan Bank increased $58,000 and $35,000, respectively. This fluctuation within the net interest income accounts is due to an increase in average interest earning assets over interest-bearing liabilities of $6,249,000 coupled with an increasing interest rate spread of 27 basis points due primarily to an increase in loan demand within the Bank's market area.

Provision for loan losses increased $2,000 to $13,000 for the three months ended March 31, 1998 compared to $11,000 for the same period ended March 31, 1997. This increase is derived from management's continual monitoring of the quality of its loan portfolio and its determination of the adequacy of the allowance for loan losses. In March, 1998, the Board of Directors implemented a plan to increase the monthly provision for loan losses to $12,500 with the intent of increasing its allowance for loan losses for the growing loan demand within the Bank's market area.

Noninterest income increased from $77,000 for the three months ended March 31, 1997 to $136,000 for the same period ended March 31, 1998. This increase is primarily due to gains on sale of fixed rate mortgage loans of $30,000 and an increase in volume of service charges on deposit accounts of $16,000.

Noninterest expense increased $105,000 or 16.2% to $749,000 for the three months ended March 31, 1998 compared to $644,000 for the same period ended March 31, 1997. There was an increases of $88,000 or 34.9% to compensation and employee benefits for those same reasons as discussed previously. Other noninterest expense accounts increased marginally during this same time period.

Income taxes increased $38,000 or 28.1%to $179,000 for the three months ended March 31, 1998 from $141,000 for the same period ended March 31, 1997. This increase was the result of an increase in pre-tax income of $82,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Savings Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a flex line of credit and a RepoPlus line of credit with the federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $4.8 million and $10 million, respectively. In addition, as of March 31, 1998, the Bank had outstanding advances from the FHLB of $11,721,000.

As of March 31, 1998 the Company has commitments to fund loans of approximately $4,939,000 as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1998, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements.
The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 21.9%, 21.4%, 14.2%, and 16.6%, 16.2%, and 10.7%
respectively at March 31, 1998.

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

                                                       March 31,    June 30,
                                                         1998         1997
                                                      ---------    ---------
                                                      (dollars in thousands)

Loans on nonaccrual basis                             $    221    $     155
Loans past due 90 days or more and still accruing          438          453
                                                      ---------    ---------

Total nonperforming loans                                  659          608
                                                      ---------    ---------

Nonperforming loans as a percent of total loans            .69%        0.70%
                                                      =========    =========

Nonperforming assets as a percent of total assets          .60%        0.58%
                                                      =========    =========

Allowance for loan losses to nonperforming loans         51.29%       60.53%
                                                      =========    =========

At March 31, 1998 and June 30, 1997, no real estate or other assets were held as foreclosed or repossessed property.

Management monitors impaired loans on a continual basis. As of March 31, 1997, impaired loans had no material effect on the company's financial position or results of operations.

During the nine month period ended March 31, 1998, loans increased $8,838,000 and nonperforming loans increased $51,000 while the allowance for loan losses decreased $29,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained relatively stable at .4% for both March 31, 1998 and June 30, 1997. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         From time to time, the Company and its subsidiary may be a party to various legal in the ordinary course of business. At March 31, 1998 there were no legal proceedings of a material nature.

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         N/A

Item 4 - Submission of matters to a vote of security holders

         On January 20, 1998, at a Special Meeting of Stockholders, the Company announced that the following proposals were ratified:

         Stock Option Plan

         The ratification of the 1998 Stock Option Plan for the Company. There were 595,778 affirmative votes and 66,159 negative votes. The number of votes abstaining were 1,879.

         Ratification of Restrictive Stock Plan

         The ratification of the Restricted Stock Plan for the Bank. There were 451,605 affirmative votes and 210,332 negative votes.
         The number of votes abstaining were 1,879.

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         a)  10.1   1998 Stock Option Plan*
             10.2   Restricted Stock Plan*
             27     Financial Data Schedule (electronic filing only)

             * Incorporated by reference to the definitive proxy statement for the special meeting of shareholders on January 20, 1998. (File no. 0-21885)

         b)  NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Advance Financial Bancorp


Date: May 15, 1998         By:\s\ Stephen M. Gagliardi
                                   --------------------------------------
                                   Stephen M. Gagliardi
                                   President and Chief Executive Officer