Form 10KSB
period 1998-06-30
ADVANCE FINANCIAL BANCORP
filed 1998-09-28
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee required)

       For the fiscal year ended   June 30, 1998

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)

       For the transition period from              to               .
                                        ------------    ------------

Commission File No. 0-21885

                            Advance Financial Bancorp
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                      55-0753533
----------------------------------------------         -------------------------
(State or Other Jurisdiction of Incorporation               I.R.S. Employer
or Organization)                                            Identification No.

1015 Commerce Street, Wellsburg, West Virginia                  26070
----------------------------------------------                ---------
(Address of Principal Executive Offices                       (Zip Code)

Issuer's Telephone Number, Including Area Code:             (304) 737-3531
                                                            --------------

Securities registered under to Section 12(b) of the Exchange Act:   None
                                                                    ----

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
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.   $8,968,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 23, 1998 was $14.3 million.

         As of September 23, 1998, there were issued and outstanding 1,030,648 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1998. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 1998. (Part III)

PART I


         ADVANCE FINANCIAL BANCORP (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVINGS HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.


Item 1.  Business
-----------------

General

         The Company is a Delaware corporation organized in September 1996 at the direction of Advance Financial Savings Bank (the "Bank" or "Advance") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On December 31,

1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the conversion.

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

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                                                           June 30,
                                                        --------------------------------------------------------------------------
                                                                   1998                                     1997
                                                        -----------------------------------           ----------------------------
                                                           Amount                 Percent               Amount           Percent
                                                        ----------                -------             ---------          -------
                                                                                     (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  Construction.......................................   $   5,017                    4.98%              $ 2,455            2.78%
  One- to four-family(1) ............................      59,359                   58.91                57,746           65.32
  Multi-family ......................................       1,786                    1.77                 1,595            1.80
  Non-residential....................................      15,581                   15.46                11,482           12.99
Consumer Loans:
  Home improvement...................................       1,001                    0.99                   906            1.02
  Automobile.........................................       7,659                    7.60                 7,419            8.39
  Share..............................................       1,297                    1.29                 1,270            1.44
  Education..........................................          42                    0.04                    89             .10
  Other..............................................       2,347                    2.33                 1,973            2.23
Commercial loans.....................................       6,676                    6.63                 3,478            3.93
                                                         --------                 -------                ------          ------
     Total loans.....................................     100,765                  100.00%               88,413          100.00%
                                                                                  =======                                ======

Less:
  Loans in process...................................      (3,061)                                       (1,761)
  Deferred loan origination fees and costs...........        (181)                                         (216)
  Allowance for loan losses..........................        (478)                                         (368)
                                                         --------                                        ------
     Total loans, net................................   $  97,045                                       $86,068
                                                         ========                                        ======


-------------------------------
(1)      At June 30, 1998, includes $1,455,000 in loans held for sale.

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at June 30, 1998. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                           Due after
                                                         Due within        1 through            Due after
                                                           1 year           5 years              5 years            Total
                                                           ------           -------              -------            -----
                                                                                    (In Thousands)

One- to four-family real estate...................          $ 4,907           $ 2,072             $ 52,380        $ 59,359
Multi-family real estate..........................                -                13                1,773           1,786
Non-residential real estate.......................                -               927               14,654          15,581
Construction......................................            1,513               352                3,152           5,017
Consumer..........................................              858             9,989                1,499          12,346
Commercial........................................            1,417             2,797                2,462           6,676
                                                             ------            ------              -------           -----
Total Amount Due..................................          $ 8,695           $16,150             $ 75,920        $100,765
                                                             ======            ======              =======         =======


         The following table sets forth the dollar amount of all loans due after June 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                         Fixed Rates         Adjustable Rates              Total
                                         -----------         ----------------              -----
                                                             (In Thousands)
One- to four-family real estate
mortgage...........................           $  18,559                $  35,893         $  54,452
Multi-family.......................                 955                      831             1,786
Non-residential real estate........               8,210                    7,371            15,581
Construction.......................               1,938                    1,566             3,504
Consumer...........................                   -                   11,488            11,488
Commercial.........................               3,069                    2,190             5,259
                                                -------                  -------           -------
    Total..........................           $  32,731                $  59,339         $  92,070
                                               ========                 ========          ========

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

         Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home improvement, credit card, education, savings account or passbook loans. The Bank originates automobile loans with terms of up to 6 years for new automobiles and up to 5 years for used automobiles. Most of these automobile loans are originated directly by the Bank. The Bank originates automobile loans indirectly by purchasing such loans from automobile dealers with whom the Bank provides floor plan financing. Indirect automobile loans are underwritten by the Bank and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Bank, on a pro rata basis, if the loan is repaid within the first six months. The Bank does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with its underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Bank charges no commitment fees or points to secure commitments. A customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Bank. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30 day limit. At June 30, 1998, the Bank had $3,515,000 of outstanding commitments to originate loans and $2,971,000 in undisbursed funds related to construction loans.

         Loans to One Borrower. SAIF-insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Bank's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Bank's maximum loan-to-one borrower limit was approximately $2,300,000 million at June 30, 1998. At June 30, 1998, the aggregate loans outstanding of the Bank's three largest borrowers have outstanding balances of between $1,067,000 and $1,609,000, and were secured by property in the Bank's market area. These loans were performing in accordance with their contractual terms and were within the Bank's lending limit.

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

                                                                  At June 30,
                                                           -------------------------
                                                            1998               1997
                                                           ------             ------
                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family.................................     $  185             $   76
  Multi-family........................................          -                  -
  Non-residential.....................................          -                 77
  Construction........................................          -                  -
Consumer..............................................          2                  2
Commercial............................................         96                  -
                                                            -----              -----
    Total non-accrual loans...........................        283                155
                                                            -----              -----
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family...............................          -                 26
    Multi-family......................................          -                 --
    Commercial........................................          -                 --
    Construction......................................          -                 --
Consumer..............................................        169                268
Commercial............................................          -                159
                                                            -----              -----
Total accruing loans greater than 90 days past due....        169                453
                                                            -----              -----
Total non-performing loans............................        452                608
Real estate acquired in settlement of loans...........         76                  -
Other non-performing assets...........................         13                  -
                                                            -----              -----
Total non-performing assets...........................     $  541             $  608
                                                            =====              =====
Total non-performing loans to total loans.............       0.46%               .70%
                                                             =====              =====
Total non-performing loans to total assets............       0.40%              0.58%
                                                             =====              =====
Total non-performing assets to total assets...........       0.47%              0.58%
                                                             =====              =====


         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $26,000 for the year ended June 30, 1998 and $11,000 was collected and included in the Bank's interest income from non-accrual loans for the year ended June 30, 1998.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified $227,000 of assets as substandard, $131,000 of assets as doubtful, $49,000 of assets as loss, and $555,000 of assets as special mention.

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                                                        Year Ended June 30,
                                                                                   -----------------------------
                                                                                      1998                 1997
                                                                                   ---------             -------
                                                                                       (Dollars in Thousands)

Total loans outstanding................................................             $100,765             $88,413
                                                                                     =======              ======
Average loans outstanding..............................................             $ 93,708             $83,694
                                                                                     =======              ======
Allowance balance (at beginning of period).............................             $    368             $   325
Provision:
  Mortgages............................................................                  178                  31
  Consumer.............................................................                   40                  10
  Commercial...........................................................                   36                  10
Charge-offs:
  Mortgages............................................................                   (6)                 (1)
  Consumer.............................................................                  (34)                (18)
  Commercial...........................................................                 (118)                 --
Recoveries:
  Mortgages............................................................                   --                   3
  Consumer.............................................................                   14                   5
  Commercial...........................................................                    -                   3
                                                                                     -------             -------
Allowance balance (at end of period)...................................             $    478            $    368
                                                                                     =======             =======

Allowance for loan losses as a percent of total loans outstanding......                 0.47 %              0.42 %
Net loans charged off as a percent of average loans outstanding........                (0.19)%             (0.02)%


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                     June 30,
                                         ---------------------------------------------------------------
                                                      1998                              1997
                                         -------------------------------   -----------------------------
                                                            Percent of                       Percent of
                                                             Loans in                         Loans in
                                                               Each                             Each
                                                             Category                         Category
                                                             to Total                         to Total
                                                 Amount       Loans               Amount       Loans
                                                 ------       -----               ------       -----
                                                              (Dollars in Thousands)

Mortgages:
  One- to four-family.................         $    128          58.91%          $    83          65.32%
  Multi-family........................               11           1.77                 8           1.80
  Non-residential ....................               89          15.46                65          12.99
  Construction........................               --           4.98                --           2.78
  Consumer............................              102          12.25                82          13.18
  Commercial..........................              148           6.63               130           3.93
                                                -------           ----            ------        -------
     Total............................         $    478         100.00%          $   368         100.00%
                                                =======         ======            ======         ======


Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115. At June 30, 1998, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's securities available for sale and investment securities held to maturity portfolios at June 30, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         The Bank's mortgage-backed securities were classified as held to maturity at June 30, 1998 and were all issued by GNMA or FHLMC, representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated.

                                                                               At June 30,
                                                                           -------------------------
                                                                             1998              1997
                                                                           -------           -------
                                                                            (Dollars in Thousands)

U.S. Treasury and other U.S. Government agency securities........          $ 1,746           $ 7,844
Securities available for sale....................................              264                55
Mortgage-backed securities.......................................              339               367
Interest-bearing deposits in other financial institutions........            7,749             5,888
FHLB Stock.......................................................              622               577
                                                                            ------           -------
  Total..........................................................          $10,720           $14,731
                                                                            ======            ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 1998. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                    At June 30, 1998
                              ------------------------------------------------------------------------------------------------------
                                  Less than             1 to              Over 5 to          Over 10             Total
                                   1 year              5 years            10 years            years           Securities
                              -----------------   -----------------   ----------------  -----------------  -------------------------
                              Carrying  Average   Carrying Average    Carrying Average  Carrying Average   Carrying           Market
                               Value     Yield     Value    Yield      Value    Yield    Value    Yield     Value    Yield    Value
                               -----     -----     -----    -----      -----    -----    -----    -----     -----    -----    -----
                                                                  (Dollars in Thousands)
U.S. Treasury and other
  U.S. Government
  agency securities...........$   245      5.88%  $ 1,001      6.63%   $  500     6.75%   $   -         -% $ 1,746     6.56% $ 1,753
Securities available for
  sale........................    249      1.98         -         -        15    11.16        -         -      264     2.48      264
Mortgage-backed
  securities..................      -         -         -         -         -        -      339      9.42      339     9.42      364
Interest-bearing deposits
  in other financial
  institutions................  7,749      6.11         -         -         -        -        -         -    7,749     6.11    7,749

FHLB stock (1)................    622      6.50         -         -         -        -        -         -      622     6.50      622
                               ------              ------               -----              ----             ------            ------

  Total.......................$ 8,865      6.02%  $ 1,001      6.63%   $  515     6.88%   $ 339      9.42% $10,720     6.22% $10,752
                               ======     =====    ======    ======     =====   ======     ====     =====   ======    =====   ======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 1998, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of June 30, 1998.

                      Maturity Period                   Time Deposits
                      ---------------                   -------------
                                                    (Dollar in Thousands)

Within three months..........................                $ 1,371
More than three through six months...........                  1,281
More than six through nine months............                  2,730
Over nine months.............................                  4,380
                                                              ------
         Total...............................                $ 9,762
                                                              ======


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

         The following table sets forth information concerning borrowings during the periods indicated.

                                                             Year Ended June 30,
                                                             -------------------
                                                             1998         1997
                                                             ----         ----
                                                          (Dollars In Thousands)

FHLB advances:
   Ending Balance.................................           $10,000     $7,747
   Average Balance during year ...................             9,716      7,329
   Maximum month-end balance during the year......            11,727      8,267
   Average interest rate during the year..........              5.20%      5.43%
   Weighted average rate at year end..............              5.32%      5.73%


Employees

         At June 30, 1998 the Bank had 49 full-time and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1998, the Bank was in compliance with its QTL requirement with 75% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1998, the Bank's required liquid asset ratio was 10.8%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank operates from its main office and two branch office.

                                                                 Year Leased
Location                               Leased or Owned           or Acquired
--------                               ---------------           -----------
  1015 Commerce Street                   Owned                      1984
  Wellsburg, West Virginia

OFFICES:
  1409 Main Street                       Leased (1)                 1996
  Follansbee, West Virginia

  805 Main Street
  Wintersville, Ohio                     Leased (2)                 1997

-----------------------
(1) The Bank holds a 40 year lease on the land upon which its branch office is located. The Bank owns the branch building. In addition, the Bank owns property at 901 Main Street, Follansbee, West Virginia, which was formerly a branch office.

(2) The Wintersville office opened June 8, 1998. The Bank holds a ten year lease (with two five year renewal options) on the land upon which its branch office is located. The Bank owns the branch building.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended June 30, 1998 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended June 30, 1998, together with the related notes and the independent auditors' report of S. R. Snodgrass, A.C. independent certified public accountants.

                 2. Schedules omitted as they are not applicable.

                 3. The following exhibits are included in this Report or
                    incorporated herein by reference:

                    (a)  List of Exhibits:

                         3(i)    Certificate of Incorporation of Advance Financial Bancorp *
                         3(ii)   Bylaws of Advance Financial Bancorp ***
                         4(i)    Specimen Stock Certificate *
                         4(ii)   Shareholder Rights Plan **
                         10      Employment Agreement between the Bank and Stephen M.
                                 Gagliardi ***
                         10.1    1998 Stock Option Plan ****
                         10.2    Restricted Stock Plan and Trust Agreement ****
                         13      Portions of the 1998 Annual Report to Stockholders
                         21      Subsidiaries of the Registrant (See "Item 1- Description of
                                 Business)
                         27      Financial Data Schedule (electronic filing only)


---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.
** Incorporated by reference to the Form 8-K (File No. 0-21885) filed with the SEC on July 17, 1997.
*** Incorporated by reference to the June 30, 1997 Form 10KSB filed with the SEC on September 24, 1997.
**** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.



                    (b)  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 1998.

                             ADVANCE FINANCIAL BANCORP


                             By: /s/Stephen M. Gagliardi
                                 -----------------------------------------------
                                 Stephen M. Gagliardi
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 1998.


/s/Stephen M.Gagliardi                               /s/George H. Johnson
-----------------------------------------------      ---------------------------
Stephen M. Gagliardi                                 George H. Johnson
President, Chief Executive Officer and Director      Director
(Principal Executive Officer)


                                                     /s/John R. Sperlazza
                                                     ---------------------------
                                                     John R. Sperlazza
                                                     Director


/s/Steven D. Martino                                 /s/William E. Watson
-----------------------------------------------      ---------------------------
Steven D. Martino                                    William E. Watson
Vice President                                       Director


/s/Gary Young                                        /s/James R. Murphy
-----------------------------------------------      ---------------------------
Gary Young                                           James R. Murphy
Director                                             Director


/s/William B.Chesson
-----------------------------------------------
William B. Chesson
Director