Form 10QSB
period 1998-09-30
ADVANCE FINANCIAL BANCORP
filed 1998-11-13
CIK 1023398

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20552

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

      Class:  Common Stock, par value $.10 per share
      Outstanding at October 31, 1998:  1,030,648 shares

                          ADVANCE FINANCIAL BANCORP

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              September 30, 1998 and June 30, 1998                      3

            Consolidated Statement of Income (Unaudited)
              for the Three Months ended September 30, 1998 and 1997    4

            Consolidated Statement of Stockholders' Equity (Unaudited)
              as of September 30, 1998                                  5

            Consolidated Statement of Cash Flows (Unaudited)
              for the Three Months ended September 30, 1998 and 1997    6

            Notes to Unaudited Consolidated Financial Statements        7

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                       8-12

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                           13

   Item 2. Changes in Securities                                       13

   Item 3. Default Upon Senior Securities                              13

   Item 4. Submissions of Matters to a Vote of Security Holders        13

   Item 5. Other Information                                           13

   Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                             14

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       September 30,      June 30,
                                                           1998            1998
                                                      -------------   -------------



ASSETS
Cash and Cash Equivalents:
Cash and amounts due from banks                       $  1,404,643    $   1,334,831
Interest-bearing deposits with other institutions        8,448,613        7,749,362
                                                      -------------   -------------
      Total cash and cash equivalents                    9,853,256        9,084,193

Investment Securities:
Securities held to maturity (fair value
of $1,255,929 and $1,753,325)                            1,249,168        1,745,667
Securities available for sale                              223,755          264,020
                                                      -------------   -------------
      Total investment securities                        1,472,923        2,009,687

Mortgage-backed securities held to maturity
   (fair value of $360,422 and $364,031)                   335,454          339,362
Loans held for sale                                        555,350        1,454,700
Loans receivable, (net of allowance for loan losses
   of $512,162 and $477,654)                            98,891,582       95,590,197
Office properties and equipment, net                     4,104,296        4,082,857
Federal Home Loan Bank Stock, at cost                      622,200          662,200
Accrued interest receivable                                602,735          617,980
Other assets                                               489,880          384,237
                                                      -------------   -------------

      TOTAL ASSETS                                    $116,927,676     $114,185,413
                                                      =============   =============

LIABILITIES

Deposits                                               $92,272,932      $88,551,543
Advances from Federal Home Loan Bank                     9,000,000       10,000,000
Advances from borrowers for taxes and insurance            129,984          193,346
Accrued interest payable and other liabilities             458,300          512,402
                                                      -------------   -------------
      TOTAL LIABILITIES                                101,861,216       99,257,291
                                                      -------------   -------------


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; 500,000 shares
 authorized, none issued                                        -                 -
Common Stock, $.10 par value; 2,000,000 shares authorized
   1,084,450 shares issued and outstanding                 108,445          108,445
Additional paid - in capital                            10,301,514       10,288,928
Retained Earnings - substantially restricted             7,184,325        7,130,056
Net unrealized loss on securities                          (37,697)         (13,650)
Unearned Employee Stock Ownership Plan shares (ESOP)      (674,962)        (715,158)
Unearned Restricted Stock Plan (RSP)                      (814,302)        (869,636)
Treasury stock (53,802 shares, at cost)                 (1,000,863)      (1,000,863)
                                                      -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                        15,066,460       14,928,122
                                                      -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $116,927,676    $ 114,185,413
                                                      =============   =============

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                    Three Months Ended September 30,
                                                         1998           1997
                                                     ------------   ------------

INTEREST AND DIVIDEND INCOME
Loans                                                $ 2,044,794    $  1,813,763
Investment securities                                     27,305         131,431
Interest-bearing deposits with other institutions        120,083          61,609
Mortgage-backed securities                                 7,717           8,463
Dividends on Federal Home Loan Bank Stock                 10,194           9,267
                                                     ------------   ------------
   Total interest and dividend income                  2,210,093       2,024,533
                                                     ------------   ------------

INTEREST EXPENSE
Deposits                                               1,078,636         934,824
Advances from Federal Home Loan Bank                     124,734         110,627
                                                     ------------   ------------
Total interest expense                                 1,203,370       1,045,451
                                                     ------------   ------------

NET INTEREST INCOME                                    1,006,723         979,082

Provision for loan losses                                 37,500          15,671
                                                     ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      969,223         963,411
                                                     ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                    86,431          57,743
   Gain on sale of loans                                  33,225          20,257
   Other income                                           64,300          17,330
                                                     ------------   ------------
      Total noninterest income                           183,956          95,330
                                                     ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                    393,219         306,144
   Occupancy and equipment                               139,000          85,339
   Professional fees                                      37,621          62,640
   Advertising                                            33,730          34,884
   Data processing charges                                85,518          74,004
   Other expenses                                        234,385         148,929
                                                     ------------   ------------
      Total noninterest expense                          923,473         711,940
                                                     ------------   ------------

Income before income taxes                               229,706         346,801

Income taxes                                              94,877         142,239
                                                     ------------   ------------

NET INCOME                                           $   134,829   $     204,562
                                                     ============   ============

EARNINGS PER SHARE:
  Basic                                              $       .15   $         .20
  Diluted                                            $       .15   $         N/A

See accompanying notes to the unaudited consolidated financial statements.

                                        ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                            Un-        Un-
                                                                  Net    allocated  allocated
                                     Additional               Unrealized  Shares     Shares                    Total       Comp-
                           Common      Paid-In     Retained    Loss On    Held by    Held by    Treasury   Stockholders 'rehensive
                            Stock      Capital     Earnings   Securities   ESOP        RSP        Stock       Equity       Income
                          ---------  -----------  ----------  ---------  ---------  ---------  -----------  -----------  ---------
Balance, June 30, 1998    $ 108,445  $10,288,928  $7,130,056  $ (13,650) $(715,158) $(869,636) $(1,000,863) $14,928,122  $

Net Income                                           134,829                                                    134,829    134,829
Other comprehensive income:
 Unrealized gain on available
  for sale securities                                           (24,047)                                        (24,047)   (24,047)
Comprehensive income

Accrued compensation
 expense for RSP                                                                       55,334                    55,334
Release of earned ESOP shares             12,586                            40,196                               52,782
Cash dividends declared                              (80,560)                                                   (80,560)
                          ---------  -----------  ----------  ---------  ---------  ---------  -----------  -----------  ---------

Balance, Sept. 30, 1998   $ 108,445  $10,301,514  $7,184,325  $ (37,697) $(674,962) $(814,302) $(1,000,863) $15,066,460  $ 110,782
                          =========  ===========  ==========  =========  =========  =========  ===========  ===========  =========

See accompanying notes to the unaudited consolidated financial statements.

                          ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended September 30,
                                                           1998           1997
                                                       ------------   ------------



OPERATING ACTIVITIES
   Net income                                          $   134,829    $    204,562
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation, amortization and accretion, net            72,690          32,596
   Provision for loan losses                                37,500          15,671
   Amortization of unearned ESOP and RSP                   108,116          31,410
   Gain on sale of loans                                   (33,225)        (20,257)
   Origination of loans held for sale                   (1,839,749)     (1,298,335)
   Proceeds from sale of loans                           2,772,324       2,773,292
   Decrease in other assets and liabilities               (136,761)        157,364
                                                       ------------   ------------

    Net cash provided by operating activities            1,115,724       1,896,303
                                                       ------------   ------------

INVESTING ACTIVITIES
   Proceeds from maturities of held to maturity
      securities                                         1,000,000       2,550,000
   Purchases of held to maturity securities                500,000      (1,000,000)
   Principal collected on available for sale securities      3,610           2,975
   Principal collected on mortgage - backed securities       3,911           1,960
   Net increase in loans                                (3,338,885)     (6,643,133)
   Purchases of office properties and equipment            (97,413)       (108,827)
                                                       ------------   ------------

   Net cash used for investing activities               (2,928,777)     (5,197,025)
                                                       ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease)in deposits                    3,721,389         778,424
   Proceeds from advances
      from Federal Home Loan Bank                       (1,000,000)         (8,803)
   Dividends paid                                          (75,910)        (79,815)
   Net change in advances for taxes and insurance          (63,362)        (67,809)
                                                       ------------   ------------

   Net cash provided by financing activities             2,582,117         621,997
                                                       ------------   ------------

   Increase (decrease) in cash and cash equivalents        769,064      (2,678,725)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                  9,084,193       6,792,420
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                      $ 9,853,257   $   4,113,695
                                                       ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits and borrowings              $  1,186,998   $  1,034,636
      Income taxes                                          155,000        136,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1999 or any other interim period.

These statements should be read in conjunction with the consolidated statements as of and for the year ended June 30, 1998 and related notes which are included on the Form 10-KSB (file no. 0-21885).

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) for September 30, 1998 and 1997 will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                  1998          1997
                                                 -------       -------

Denominator:
    Denominator for basic earnings per
    share weighted-average shares                894,054       999,477

Effect of dilutive securities:
    Employee stock options                             -           N/A
                                                 -------       -------

Dilutive potential common shares                 894,054       999,477

Denominator for diluted
    earnings per share-adjusted
    weighted-average shares                      894,054       999,477
                                                 -------       -------


NOTE 3 - COMPREHENSIVE INCOME

Effective July 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Bank is required to present comprehensive income and its components in a full set of general purpose financial statements. The Bank has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998
-------------------------------------------------------------------------

Total assets increased by approximately $2,742,000 to $116,928,000 at September 30, 1998 from $114,185,000 at June 30, 1998. Deposits, which increased by $3,721,000, were used to supplement the bank's growing loan demand of $2,402,000, as well as repay $1,000,000 of Advances from the Federal Home
Loan Bank.

Interest-bearing deposits with other institutions increased from $7,749,000 at June 30, 1998 to $8,449,000 at March 31, 1998. This increase of $700,000 or
9.0% represents called investment securities which have been allocated to meet outstanding loan commitments.

Investment and mortgage-backed securities decreased $541,000 or 23.0% from $2,349,000 at June 30, 1998 to $1,808,000 at September 30, 1998. This decrease resulted primarily from limited activity within the U.S. Government securities held to maturity portfolio as only $500,000 of the $1.0 million in called securities were replaced with similar instruments. Due to the current interest rate environment, management is seeking higher returns by aggressively marketing its commercial and mortgage loan products.

Net loan receivables increased $2,402,000 or 2.5% from $97,045,000 at June 30, 1998 to $99,447,000 at September 30, 1998. Loan demand was bolstered by the new Wintersville, Ohio branch, which resulted in an increase in non-residential mortgages of $1,100,000 and commercial loans of $589,000.

Deposits increased $3,721,000 or 4.2% to $92,273,000 at September 30, 1998 from $88,552,000 at June 30, 1998. This increase primarily represents $2,712,000 in deposits accumulated via fifteen to twenty-five month certificate of deposit products yielding between 5.3% and 5.5% and $681,000 from a premium yielding money market deposit product. The competitiveness of the deposit products coupled with the opening of the new Wintersville, Ohio branch has led to an increase in the bank's customer base.

Equity capital increased by $131,000 or .88% from $14,928,000 at June 30, 1998 to $15,066,000 at September 30, 1998. Net income of $135,000 and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $108,000 were offset by the payment of cash dividends of $81,000 and a decline in the net unrealized loss on securities of $24,000. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Company, including applicable governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1998 AND 1997

Net income decreased $70,000 or 34.1% to $135,000 for the three months ended September 30, 1998 from $205,000 for the same period ended 1997 as noninterest expense increased by $212,000 while noninterest income rose by only $89,000.

Net interest income increased $28,000 or 2.8%, to $1,007,000 for the three months ended September 30, 1998 compared to $979,000 for the same period ended 1997. This increase is almost entirely due to fluctuations in the average volume of the underlying principal balances as the interest rate spread remained stable at 3.2% for both three month periods ended
September 30, 1998 and 1997. Interest income increased $186,000 or 9.2% primarily resulting from an increase in earnings on loans of $231,000 as the average principal balance increased $10,410,000 or 11.7% from $89,313,000 for the period ended 1997 to $99,723,000 for the period ended 1998. Offsetting this increase was a net decrease of $46,000 in earnings on investment securities and interest-bearing deposits with other institutions as average principal balances declined $913,000 or 8.2% from $11,143,000 for the period ended 1997 compared to $10,230,000 for the period ended 1998.

Interest expense increased $158,000 or 15.1% for the three months ended September 30, 1998 compared to the same period ended 1997. This increase was primarily due to an increase in interest on deposits of $144,000 resulting from increases in average principal balances of certificates of deposit and interest-bearing demand deposits of $8,282,000 and $4,248,000, respectively, while being offset somewhat by a decline in the average principal balance of savings deposits of $592,000. As stated previously these increases stem from the new Wintersville branch.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $22,000 for the three months ended September 30, 1998 compared to the same period ended 1997. See "Risk Elements".

Noninterest income increased $89,000 or 93.0% from $95,000 for the three months ended September 30, 1997 to $184,000 for September 30, 1998. Service charges on deposit accounts increased $29,000 from 1997 to 1998 due to an increase in volume from the new Wintersville, Ohio branch. The Bank sold fixed rate mortgage loans in the secondary market during the three month period which resulted in an increase on gains on the sale of loans of $13,000. Other income increased $47,000 or primarily due to the recognition of $32,000 of servicing rights income from loans sold while volume increases occurred in all other income type accounts.

Noninterest expense increased $212,000 or 29.7% from $712,000 for the three months ended September 30, 1997 to $923,000 for the same period ended September 30, 1998. Compensation and employee benefits increased $87,000 or 28.4% due to the hiring of new employees and related benefits for the new branch office, as well as an additional increase of $18,000 attributable to the Employee Stock Ownership Plan. Professional fees decreased by $25,000 or 40.0% due to an decrease in services for compliance with regulatory requirements and employee benefit plans. Occupancy and equipment increased $54,000 or 62.9% due primarily to an increase in depreciation expense for equipment. Other expense increased $86,000 or 63.0% mainly due to recognition of $55,000 of amortization expense for the Restricted Stock Plan as well as nominal increases in all other expense type accounts. Data processing expenses increased $12,000 or 15.6% due to both volume of transactions and an increase in third party costs.

Income tax expense decreased $47,000 or 33.3% from $142,000 for the three months ended September 30, 1997 compared to $95,000 for the same period ended 1998 due to a decline in the level of pre-tax income by 33.8%.

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

The Bank has other sources of liquidity if a need for additional funds arises. An additional source of funds includes a RepoPlus line of credit with the Federal Home Loan Bank ("FHLB") of Pittsburgh amounting to $10 million.
In addition, as of September 30, 1998, the Bank had outstanding advances from the FHLB of $9,000,000.

As of September 30, 1998 the Company has commitments to fund loans of
approximately $13.4 million   as a direct result of the economic health of the
Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1998, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 18.2%, 18.9%, 12.8%, and 15.7%, 16.3%, and 11.0% respectively at
September 30, 1998.

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

                                                     September 30,   June 30,
                                                         1998         1998
                                                      ---------    ---------
                                                      (dollars in thousands)

Loans on nonaccrual basis                             $    334    $    283
Loans past due 90 days or more and still accruing          183         169
                                                      ---------    ---------

Total nonperforming loans                                  517         452
                                                      ---------    ---------

Other real estate                                           57          76
Repossessed assets                                           6          13
                                                       --------    --------


Total nonperforming assets                             $   580     $   541
                                                       ========    ========


Nonperforming loans as a percent of total loans            .52%       0.46%
                                                         ======      ======

Nonperforming assets as a percent of total assets          .49%       0.47%
                                                         ======      ======

Allowance for loan losses to nonperforming loans         99.03%      88.19%
                                                         ======      ======

Management monitors impaired loans on a continual basis. As of September 30, 1998, impaired loans had no material effect on the company's financial position or results of operations.

During the three month period ended September 30, 1998, loans increased $2,368,000 and nonperforming loans increased $65,000 while the allowance for loan losses increased $35,000 for the same period. The percentage of allowance for loan losses to loans outstanding increased from .4% at June 30, 1998 to .5% at September 30, 1998 in response to the overall growth in the loan portfolio. Specifically, the Bank's market area has generated significant growth in the commercial real estate and commercial loan segments. The level of funding for the provision is a reflection of the overall loan demand and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000 EVALUATION
--------------------

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers, electronic door lock and elevator controls). Based upon such evaluations; management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computers, (2) Computers of others used by the Bank's borrowers, and (3) Computers of others who provide the Bank with data processing.

BANK'S OWN COMPUTERS. The Bank expects to spend approximately $50,000 through June 30, 1999 to upgrade its computer system. This upgrade is expected to eliminate the year 2000 risk. The Bank does not expect to have material costs to address this risk after September 30, 1999. At June 30, 1998, none of the estimated $50,000 had been expensed. The Bank expects, though there is no assurance, to be year 2000 compliant in this risk area by December 31, 1998.

COMPUTERS OF OTHERS USED BY OUR BORROWERS. The Bank has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that the year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Bank does not expect any material costs to address this risk area and believes they are year 2000 compliant in the risk area.

COMPUTERS OF OTHERS WHO PROVIDE US WITH DATA PROCESSING. This risk is primarily focused on one third party service bureau that provides virtually all of the Bank's data processing. This service bureau is not year 2000 compliant but had advised the Bank that it expects to be compliant before the year 2000. If this problem is not solved before the year 2000, the bank would likely experience significant delays, mistakes or failures. These delays, mistakes or failures could have a significant impact on our financial condition and results of operations.

CONTINGENCY PLAN. The Bank is monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner indefinitely, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the year 2000, the bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         N/A

Item 4 - Submission of matters to a vote of security holders

         None

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

        (a)    List of Exhibits:

        3(i)   Certificate of Incorporation of Advance Financial Bancorp*
        3(ii)  Bylaws of Advance Financial Bancorp*
        4(i)   Specimen Stock Certificate*
        4(ii)  Shareholders Rights Plan**
        10     Employment Agreement between the Bank and Stephen M.
               Gagliardi***
        27     Financial Data Schedule (electronic filing only)

        (b)    None
----------------------
* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996

** Incorporated by reference to the Form 8-K (File No. 0-21885) filed July 17, 1997

*** Incorporated by reference to the June 30, 1997 Form 10K-SB (File No. 0-21885) filed September 23, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Advance Financial Bancorp


Date: November , 1998         By:\s\ Stephen M. Gagliardi
                                   --------------------------------------
                                   Stephen M. Gagliardi
                                   President and Chief Executive Officer


Date: November , 1998         By:\s\ Stephen M. Magnone
                                   --------------------------------------
                                   Stephen M. Magnone
                                   Vice President and CFO