Form 10QSB
period 1998-12-31
ADVANCE FINANCIAL BANCORP
filed 1999-02-04
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x} QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT


For the transition period from _________,_______to__________________


                         Commission file Number 0-21885
                         ------------------------------

                           Advance Financial Bancorp
                           -------------------------
             (Exact name of registrant as specified in its charter)


        West Virginia                                     55-0753533
        -------------                                     ----------
(State or jurisdiction of                      (IRS Employer Identification No.)
  incorporation or organization)

                   1015 Commerce Street, Wellsburg, WV 26070
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes x No
                                                               ---   ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at January 29, 1999:   996,648

                           Advance Financial Bancorp

                                     Index

                                                                         Page
                                                                        Number
                                                                        ------

Part I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Consolidated Balance Sheet ( Unaudited) as of
                December 31, 1998 and June 30, 1998                        3

              Consolidated Statement of Income (Unaudited)
                For the Six Months ended December 31, 1998 and 1997        4

              Consolidated Statement of Income (Unaudited
                For the Three Months ended December 31, 1998 and 1997      5

              Consolidated Statement of Cash Flows (Unaudited)
                For the Six Months ended December 31, 1998 and 1997        6

              Notes to the Unaudited Consolidated Financial Statements     7


     Item 2 - Management's Discussion and Analysis                         8--14

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            15

     Item 2 - Changes in Securities                                        15

     Item 3 - Default Upon Senior Securities                               15

     Item 4 - Submissions of Matters to a vote of Security Holders         15

     Item 5 - Other Information                                            15

     Item 6 - Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                 16

                           ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   December 31,        June 30,
                                                                       1998              1998
                                                                   ------------      ------------
Assets
    Cash and Cash Equivalents:
    Cash and amounts due from banks                                  $1,206,369        $1,334,831
    Interest-bearing deposits with other institutions                 4,209,855         7,749,362
                                                                   ------------      ------------
         Total cash and cash equivalents                              5,416,224         9,084,193

    Investment Securities:
      Securities held to maturity (fair value
        of $1,245,452 and $1,753,325)                                 1,242,048         1,745,667
    Securities available for sale                                     3,255,059           264,020
                                                                   ------------      ------------
         Total investment securities                                  4,497,107         2,009,687

    Mortgaged-backed securities held to maturity
        (fair value of $1,357,779 and $364,031)                       1,338,217           339,362
    Loans held for sale                                               2,002,156         1,454,700
    Loans receivable,  (net of allowance for loan losses
         of $551,002 and $477,654 )                                 102,869,973        95,590,197
    Office properties and equipment, net                              4,070,974         4,082,857
    Federal Home Loan Bank Stock, at cost                               622,200           622,200
    Accrued interest receivable                                         644,971           617,980
    Other assets                                                        482,627           384,237
                                                                   ------------      ------------
         TOTAL ASSETS                                              $121,944,449      $114,185,413
                                                                   ============      ============
Liabilities:
    Deposits                                                        $97,036,507       $88,551,543
    Advances from Federal Home Loan Bank                              9,000,000        10,000,000
    Advances from borrowers for taxes and insurance                     182,741           193,346
    Accrued interest payable and other liabilities                      427,009           512,402
                                                                   ------------      ------------
         TOTAL LIABILITIES                                          106,646,257        99,257,291
                                                                   ------------      ------------
Stockholders' Equity:
    Preferred stock, $.10 par value; 500,000 shares
        authorized, none issued                                            -                 -
    Common stock, $.10 par value; 2,000,000 shares
         authorized 1,084,450 shares issued and outstanding            108,445           108,445
    Additional paid-in capital                                       10,320,174        10,288,928
    Retained earnings - substantially restricted                      7,306,161         7,130,056
    Net unrealized loss on securities                                   (24,111)          (13,650)
    Unearned Employee Stock Ownership Plan shares (ESOP)               (652,646)         (715,158)
    Unearned Restricted Stock Plan shares (RSP)                        (758,968)         (869,636)
    Treasury Stock (53,802 shares at cost)                           (1,000,863)       (1,000,863)
                                                                   ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                  15,298,192        14,928,122
                                                                   ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $121,944,449      $114,185,413
                                                                   ============      ============


See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31
                                                                     1998              1997
                                                                  ----------        ----------
INTEREST AND DIVIDEND INCOME
    Loans                                                         $4,195,272        $3,752,359
    Investment securities                                             63,535           220,955
    Interest-bearing deposits with other institutions                209,741           116,887
    Mortgage-backed securities                                        16,719            16,883
    Dividends on Federal Home Loan Bank Stock                         20,388            18,541
                                                                  ----------        ----------
         Total interest and dividend income                        4,505,655         4,125,625
                                                                  ----------        ----------
INTEREST EXPENSE
    Deposits                                                       2,166,850         1,881,300
    Advances from Federal Home Loan Bank                             246,527           235,036
                                                                  ----------        ----------
         Total interest expense                                    2,413,377         2,116,336
                                                                  ----------        ----------

NET INTEREST INCOME                                                2,092,278         2,009,289

Provision for loan losses                                             75,000            46,365
                                                                  ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                2,017,278         1,962,924
                                                                  ----------        ----------
NONINTEREST INCOME
    Service charges on deposit accounts                              186,085           125,199
    Gain on sale of loans                                             70,235            39,685
    Other income                                                     137,313            48,595
                                                                  ----------        ----------
         Total noninterest income                                    393,633           213,479
                                                                  ----------        ----------
NONINTEREST EXPENSE
    Compensation and employee benefits                               859,037           642,840
    Occupancy and equipment                                          293,208           181,355
    Professional fees                                                 85,362           115,056
    Advertising                                                       63,998            59,208
    Data processing charges                                          172,177           145,485
    Other expenses                                                   409,369           365,468
                                                                  ----------        ----------
         Total noninterest expenses                                1,883,151         1,509,412
                                                                  ----------        ----------
Income before income taxes                                           527,760           666,991
Income taxes                                                         207,452           246,771
                                                                  ----------        ----------
NET INCOME                                                          $320,308          $420,220
                                                                  ==========        ==========
EARNINGS PER SHARE
         Basic                                                      $    .33        $      .42
         Diluted                                                    $    .33            N/A


See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                           1998         1997
                                                        ----------   ----------

INTEREST AND DIVIDEND INCOME
Loans                                                   $2,150,478   $1,938,596
Investment securities                                       36,230       89,524
Interest-bearing deposits with other institutions           89,658       55,278
Mortgage-backed securities                                   9,002        8,420
Dividends on Federal Home Loan Bank Stock                   10,194        9,274
                                                        ----------   ----------
Total interest and dividend income                       2,295,562    2,101,092
                                                        ----------   ----------
INTEREST EXPENSE
Deposits                                                 1,088,214      946,476
Advances from Federal Home Loan Bank                       121,793      124,409
                                                        ----------   ----------
Total interest expense                                   1,210,007    1,070,885
                                                        ----------   ----------
NET INTEREST INCOME                                      1,085,555    1,030,207

Provision for loan losses                                   37,500       30,694
                                                        ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,048,055      999,513
                                                        ----------   ----------

NONINTEREST INCOME
    Service charges on deposit accounts                     99,654       67,456
    Gain on sale of loans                                   37,010       19,428
    Other income                                            73,013       31,265
                                                        ----------   ----------
         Total noninterest income                          209,677      118,149
                                                        ----------   ----------
NONINTEREST EXPENSE
    Compensation and employee benefits                     465,818      336,696
    Occupancy and equipment                                154,208       96,016
    Professional fees                                       47,741       52,416
    Advertising                                             30,268       24,324
    Data processing charges                                 86,659       71,481
    Other expenses                                         174,984      216,539
                                                        ----------   ----------
         Total noninterest expenses                        959,678      797,472
                                                        ----------   ----------
Income before income taxes                                 298,054      320,190
Income taxes                                               112,575      104,532
                                                        ----------   ----------
NET INCOME                                              $  185,479   $  215,658
                                                        ==========   ==========
EARNINGS PER SHARE
         Basic                                          $      .19   $      .20
         Diluted                                        $      .19          N/A


See accompanying notes to the unaudited consolidated financial statements

ADVANCE FINANCIAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                             Six Months ended
                                                                               December 31
                                                                            1998           1997
                                                                       ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                        $    320,308    $    420,220
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation, amortization and accretion, net                    104,566          83,422
           Provision for loan losses                                         75,000          46,365
           Amortization of unearned ESOP and RSP                            204,426          71,667
           Gain on sale of loans                                            (70,235)        (39,685)
           Origination of loans held for sale                            (6,169,869)     (2,305,678)
           Proceeds from the sale of loans                                5,692,648       2,345,363
           Increase in other assets and liabilities                        (205,385)        (60,819)
                                                                       ------------    ------------
                Net cash (used in) provided by operating activities         (48,541)        560,855
                                                                       ------------    ------------

INVESTING ACTIVITIES
     Investment securities held to maturity:
           Purchases                                                     (1,500,000)     (1,000,000)
           Maturities and repayments                                      2,000,000       4,350,000
     Investment securities available for sale:
           Purchases                                                     (3,013,675)           --
           Maturities and repayments                                          6,895           6,188
     Mortgage-backed securities held to maturity:
           Purchases                                                     (1,006,296)           --
           Maturities and repayments                                          7,448           5,294
     Net increase in loans                                               (7,296,031)     (8,328,238)
     Purchases of premises and equipment                                   (147,925)       (381,344)
                                                                       ------------    ------------
                Net cash used in investing activities                   (10,949,584)     (5,348,100)
                                                                       ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                             8,484,964       1,158,213
     Proceeds (Repayments) from advances from Federal Home Loan Bank     (1,000,000)      1,982,250
     Net change in advances for taxes and insurance                         (10,605)         (4,621)
     Cash dividends paid                                                   (144,203)       (161,016)
                                                                       ------------    ------------
                Net cash provided by financing activities                 7,330,156       2,974,826
                                                                       ------------    ------------
                 Decrease in cash and cash equivalents                   (3,667,969)     (1,812,419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          9,084,193       6,792,420
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  5,416,224    $  4,980,001
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest on deposits and borrowings                         $  2,414,931    $  2,108,190
           Income taxes                                                     230,779         192,000

See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Advance Financial Bancorp ( the "Company", includes its wholly-owned subsidiary, Advance Financial Savings Bank ( the "Bank"), and its wholly-owned subsidiary, Advance Financial Service Corporation of West Virginia. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1999 or any other interim period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 1998 and related notes which are included on the Form 10-KSB (file no. 0-21885).

NOTE 2 - EARNINGS PER SHARE

There were no convertible securities which would effect the numerator in calculating basic and dilutive earnings per share; therefore, net income as presented on the Consolidated Statements of Income (Unaudited) for the six and three month periods and the quarter ended for December 31, 1998 and 1997 will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and dilutive earnings per share computation in accordance with SFAS No. 128.

                                                           1998       1997
                                                          -------   ---------

Denominator:
  Denominator for basic earnings per share                956,287   1,006,833
    Weighted-average shares

Effect of dilutive securities:
  Employee stock options                                      -         N/A
                                                          -------   ---------

Dilutive potential common shares                          956,287   1,006,833

Denominator;
  Denominator for dilutive earnings per share adjusted
    Weighted-average shares                               956,287   1,006,833
                                                          =======   =========


NOTE 3 - COMPREHENSIVE INCOME

Effective July 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the six months ended December 31, 1998, comprehensive income totaled $309,847.

MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998
------------------------------------------------------------------------

Total assets increased by approximately $7,750,000 to $121,944,449 at December 31, 1998 from $114,185,413 at June 30, 1998, primarily as a result of the opening in June 1998 of the Wintersville, Ohio branch (the "Wintersville Branch"). The Wintersville branch contributed approximately $6.1 million in loan growth and $6.4 million in deposit growth, respectively, during the six month period ended December 1998.

Interest-bearing deposits with other financial institutions decreased by $3,539,477 to $4,209,855 at December 31, 1998 from $7,749,362 at June 30, 1998.
This decrease was used primarily to purchase investment securities, including available for sale fixed mortgage-backed securities and FHLB Bonds and held to maturity ARM mortgaged-backed securities.

Investment securities available for sale increased by $2,991,039 to $3,255,059 at December 31, 1998 from $264,020 at June 30, 1998. This increased included two $1 million FHLB Bonds with callable options in December of 1999 with rates averaging approximately 6% and two $500,000 fixed mortgage-backed securities with coupon rates of 6.25% and 6.50%. Management placed these investments into this category for liquidity purposes while maximizing interest yields in excess of the federal overnight rates paid on Interest-bearing demand deposits.

Investment securities held to maturity decreased by $503,619 to $1,242,048 at December 31, 1998 from $1,745,667 at June 30, 1998. This decrease is the result of four $500,000 bonds being called during the six-month period. Management replaced all but one of these types of bonds with similar instruments.

Mortgaged-backed securities held to maturity increased by $998,855 to $1,338,217 at December 31, 1998 from $339,362 at June 30, 1998. This increase included the purchase of two Adjustable Rate mortgage-backed instruments. Management placed these investments into this category due to the instruments ability to absorb rate fluctuations.

Net loans receivable increased by $7,827,232 or 8.1% from $97,044,897 at June 30, 1998 to $104,872,129 at December 31, 1998. Loan demand has been bolstered by the new Wintersville, Ohio branch , and the growth of the Bank's commercial lending. The primary result is an increase in non-residential mortgages of $4,742,000 and commercial loans of $2,625,000. See "Risk Elements".

Deposits increased by $8,484,964 or 9.6% from $88,551,543 at June 30, 1998 to $97,036,507 at December 31, 1998. This increase is represented by an increase in demand deposits and fifteen to twenty-five month certificate of deposit products. Demand deposits increased $3,780,000 which is comprised of an increase in the "Money Market over $10,000" type of $2,000,000, an increase in non-interest bearing demand of $930,000, and an increase in core NOW accounts of $700,000. Certificates of Deposits yielding 5% to 5.5% with maturities ranging from thirteen months to twenty-five months have increased $5,800,000 of which $1,000,000 came from renewals of variable type certificate products. The competitiveness of these certificate products coupled with the opening of the new Wintersville branch has led to an increase in the bank's customer base.

Equity capital increased by approximately, $370,000 or 2.5% from $14,928,122 at June 30, 1998 to $15,298,192 at December 31, 1998. Net income of $320,000 and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $204,000 were offset by the payment of cash dividends of $144,000, and a decline in net unrealized loss on securities of $10,000. The Board of Directors will determine future dividend policies in light of earnings and financial condition of the Company, including applicable governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
--------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997
--------------------------

Net interest income increased $55,000 or 5% to $1,086,000 for the three months ended December 31, 1998, compared to $1,031,000 for the three months ended December 31, 1997. The increase in interest income resulted primarily from an increase in fluctuations of average volume of the underlying principle balances in interest earning assets. Interest income increased $195,000 or 9.3% primarily from an increase in earnings on loans of $212,000 or 11.% as the average principle balance increased $11,169,000 or 12% from $92,881,000 for the period ended 1997 to $104,050,000 for the period ended 1998. Offsetting this increase was a decrease in earnings on investments and interest-bearing deposits with other financial institutions, as average principal balances increased $114,000 or 1.1% from $10,009,000 for the period ended 1997 compared to $10,123,000 for the period ended 1998. However the average yield on these investments and deposits decreased .75% due to diminishing yields in the entire bond market.

     Net interest income increased $83,000 or 4% to $2,092,000 for the six months ended December 31, 1998, compared to $2,009,000 for the six months ended December 31, 1997. The increase in interest income resulted primarily from an increase in fluctuations of average volume of the underlying principle balances in interest earning assets as the interest rate spread remained stable at 3.20% for the six month periods. Interest income increased $380,000 or 9.2% primarily from earnings on loans which increased $442,000 or 11.8% as the average principle balance increased $10,539,000 or 11.6% from $91,095,000 for the period ended 1997 to $101,634,000 for the period ended 1998. Offsetting this increase was a decrease in earnings on investments and interest-bearing deposits with other financial institutions as average principal balances declined $471,000 or 4.3% from $10,918,000 for the period ended 1997 compared to $10,447,000 for the period ended 1998.

Interest expense increased $139,000 or 13% for the three months ended December 31, 1998 compared to the same period ended 1997. This increase was primarily due to an increase in interest on deposits of $141,800 or 14.9 % resulting from an increase in average certificates and interest-bearing demand deposits of $9,431,000 and $4,360,475, respectively, while being offset by a decline in average principle balance of savings deposits of $281,000.

Interest expense increased $297,000 or 14% for the six months ended December 31, 1998 compared to the same period ended 1997. This increase was primarily due to an increase in interest on deposits of $285,500 or 15.2 % resulting from an increase in average certificates and interest-bearing demand deposits of $8,693,000 and $3,799,000, respectively, while being offset by a decline in average principle balance of savings deposits of $440,000.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision of loan losses increased by $6,800 and $28,500 , respectively, for the three and six months ended December 31, 1998 compared to the same period 1997. See "Risk Elements".

Noninterest income increased $91,500 or 78% to $210,000 for the three months ended December 31, 1998 from $118,000 for the same period ended December 31, 1997. This increase is primarily due to gains on the sale of fixed rate loans of $17,500, increase in income recognized from servicing rights of loans sold of $39,800 and an increase in service charges on deposits of $31,500.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
--------------------------------------------------------------------------
DECEMBER 31, 1998 AND 1997 (CONTINUED)
--------------------------------------

Noninterest income increased $181,000 or 84% from $213,000 for the six months ended December 31, 1997 to $394,000 for the same period ended 1998. Service charges on deposit accounts increased $61,000 from 1997 to 1998 due to an increase in volume from the Wintersville branch and due to a marginal increase in fees. The bank sold fixed rate mortgages in the secondary market during the six-month period, which resulted in an increase in gains on the sale of loans of $30,500. Other income increased $88,700 primarily due to the recognition of $71,500 of servicing rights income from the loans sold while volume increases occurred in all other income type accounts.

Noninterest expense increased $162,000 or 20% to $959,500 for the three months ended December 31, 1998 from $797,500 for the same 1997 period. Noninterest expense increased $374,000, or 25% to $1,883,000 for the six months ended December 31, 1998 from $1,509,000 for the same 1997 period. For the three and six month periods of 1998 , compensation and employee benefits increased $129,000 and $216,000, respectively, due to the hiring of new employees and related benefits for the new branch facility, as well as, additional costs for the Employee Stock Ownership and Restricted Stock Plans of $56,200 and $91,300, respectively. Occupancy and equipment increased $58,000 and $111,800, respectively, due primarily to an increase in depreciation expense for the new branch facility. For the six months ended professional fees decreased $30,000 due to a decrease in services for compliance with regulatory requirements and employee benefit plans. Data processing expenses increased for the three and six months ended $15,000 and $27,000, respectively, due primarily to the increase in transaction volumes as a result of the Wintersville branch. Other expenses increased $44,000 mainly due to Restricted Stock Plan costs and dividend equivalent rights on options of the Company's directors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The bank's primary sources of funds are deposits, amortization and prepayments of loans, maturities of investment securities, and funds provided from operations. While scheduled loan prepayments are a relatively predicable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits, which provide liquidity to meet lending requirements.

The Bank has other sources of liquidity if the need for additional funds arises. An additional source of funds includes RepoPlus line of credit with the Federal Home Loan Bank (FHLB) of Pittsburgh amounting to $10 million. The Bank currently has no outstanding amount due on the RepoPlus line of credit.

The Bank, as of December 31, 1998, had outstanding advances from the FHLB of $9 million. The outstanding advances were used to fund the loan demand for the 1-4 family fixed rate residential loan portfolio and to fund the construction and furnishing of the new branch facility in Wintersville, Ohio. The advances are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. Advances amounting to $8 million with effect interest rates approximating 5.45% will mature in 2002.

As of December 31, 1998 the Bank has commitments to fund loans of approximately $789,000 as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1998, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 18.89%, 18.23%, 12.56% and 16.23%, 15.58%, and 10.75%, respectively, at December 31, 1998.

On January 19, 1999, the Company announced its intention to repurchase up to 49,363 shares, or 5%, of its outstanding common stock. The repurchase will be made in open-market transactions subject to the availability of stock.

RISK ELEMENTS
-------------

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days past due, other real estate loans and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                    December 31,       June 30,
                                                       1998              1998
                                                    -----------       ----------

Loans on a nonaccrual basis                            $ 434            $ 283
Loans past due 90 days or more and still accruing        252              169
                                                       -----            -----
   Total nonperforming loans                             686              452
                                                       -----            -----
Other real estate                                         57               76
Repossessed assets                                         6               13
                                                       -----            -----
Total nonperforming assets                             $ 749            $ 541
                                                       =====            =====

Nonperforming loans as a percentage of total loans       .65%             .46%
                                                       =====            =====

Nonperforming assets as a percentage of total assets     .61%             .47%
                                                       =====            =====

Allowance for loan losses to nonperforming loans       80.32%          105.68%
                                                       =====           ======

Management monitors impaired loans on a continual basis. As of December 31, 1998, impaired loans had no material effect on the company's financial position or results from operations.

During the six month period ended December 31, 1998, loans increased $7,827,000 and nonperforming loans increased $234,000 while the allowance for loan losses increased $73,300 for the same period. The percentage of allowance for loan losses to loans outstanding increased from .4% at June 30, 1998 to .5% at December 31, 1998 in response to the overall growth in the loan portfolio. Specifically, as previously discussed, the Bank's market area has generated significant growth in the commercial real estate and commercial loan segments. The level of funding for the provision is a reflection of the overall loan demand and is not an indication of any decline in the quality of the loan portfolio. Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

-------------------------

The Company monitors its allowance for loan losses and makes future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wide variety of loan products coupled with the recent change in mix of the loan portfolio i.e., growth in the commercial real estate and commercial loan portfolios. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

YEAR 2000 EVALUATION
--------------------

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) and are expected to read entries for the year 2000 as the year 1900 or as zero and an incorrect attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.g. vault timers, electronic door lock and elevator controls). Based upon such evaluations; management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computers, (2) Computers of others used by the Bank's borrowers, and (3) Computers of others who provide the Bank with data processing.

BANK'S OWN COMPUTERS. The Bank expects to spend approximately $25,000 through June 30, 1999 to upgrade its computer system. The cost estimate for the upgrade has been reduced from the $50,000 estimate made at June 30, 1998 as a result of successful testing. The upgrade is expected to eliminate the year 2000 risk. The Bank does not expect to have material costs to address this risk after September 30, 1999. At December 31, 1998, the Bank had expended approximately $3,200 of the $25,000 total estimated cost for the upgrade. The Bank expects, though there is no assurance, to be 2000 compliant in this risk area by March 31, 1999.

COMPUTERS OF OTHERS USED BY OUR BORROWERS The Bank has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that the year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Bank does not expect any material costs to address this risk area and believes they are year 2000 compliant in this risk area.

COMPUTERS OF OTHERS WHO PROVIDE US WITH DATA PROCESSING This risk is primarily focused on one third party service bureau that provides virtually all of the Bank's data processing. Effective November of 1998, this service bureau has advised the Bank that they are now year 2000 compliant.

CONTINGENCY PLAN. The Bank is continuing to monitor any changes to the service bureau and any effects that might have on their status as year 2000 compliant. If the service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor-intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner indefinitely, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few institutional service bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

            NONE

Item 2 - Changes in securities

            NONE

Item 3 - Defaults upon senior securities

            NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

            NONE

Item 5 - Other information

            NONE

Item 6  - Exhibits and reports on Form 8-K

          (a)  List of Exhibits:

               3(i) Certificate of Incorporation of Advance Financial Bancorp * 3(ii) Bylaws of Advance Financial Bancorp *
               4(i)  Specimen Stock Certificate *
               4(ii) Shareholders Rights Plan **
              10     Employment Agreement between the Bank and Stephen M.
                     Gagliardi ***
              10.1   1998 Stock Option Plan ****
              10.2   Restricted Stock Plan and Trust Agreement ****
              27     Financial Data Schedule (electronic filing only)

--------------------------------------------------------------------------------

* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996

** Incorporated by reference to the Form 8-K (File No. 0-21885) filed July 17, 1997

*** Incorporated by reference to the June 30, 1997 Form 10K-SB (File No. 0-21885) filed September 23, 1997

**** Incorporated by reference to the proxy statement for the Special Meeting of the Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.

          (b)  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Advance Financial Bancorp


Date:  February 4, 1999                By: /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer


Date:  February 4, 1999                By: /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Vice President and CFO