Form 10QSB
period 1999-03-31
ADVANCE FINANCIAL BANCORP
filed 1999-05-06
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x}  QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

{ }    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCAHANGE
          ACT


For the transition period from               to
                               -------------    -------------

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

                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes  x   No
                                                                ---     ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at April 23, 1999:   981,285

                            Advance Financial Bancorp

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet (Unaudited) as of
                     March 31, 1999 and June 30, 1998                          3

                 Consolidated Statement of Income (Unaudited)
                       For the Nine Months ended March 31, 1999 and 1998       4

                 Consolidated Statement of Income (Unaudited)
                        For the Three Months ended March 31, 1999 and 1998     5

                 Consolidated Statement of Cash Flows (Unaudited)
                       For the Nine Months ended March 31, 1999 and 1998       6

                 Notes to the Unaudited Consolidated Financial Statements   7--8


          Item 2 - Management's Discussion and Analysis                    9--16

Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                         17

           Item 2 - Changes in Securities                                     17

           Item 3 - Default Upon Senior Securities                            17

           Item 4 - Submissions of Matters to a vote of Security Holders      17

           Item 5 - Other Information                                         17

           Item 6 - Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                    18

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                               March 31,          June 30,
                                                                                  1999             1998
                                                                            -------------    -------------
Assets
    Cash and Cash Equivalents:
      Cash and amounts due from banks                                       $   1,178,173    $   1,334,831
      Interest-bearing deposits with other institutions                         4,951,114        7,749,362
                                                                            -------------    -------------
         Total cash and cash equivalents                                        6,129,287        9,084,193

    Investment Securities:
      Securities held to maturity (fair value of $991,138 and $1,753,325)         999,740        1,745,667
      Securities available for sale                                             2,076,109          264,020
                                                                            -------------    -------------
         Total investment securities                                            3,075,849        2,009,687

    Mortgage-backed Securites:
      Securities held to maturity (fair value $1,140,117 and $379,084)          1,122,254          339,362
      Securities available for sale                                             1,946,699             --
                                                                            -------------    -------------
         Total mortgage-backed securities                                       3,068,953          339,362

    Loans held for sale                                                           994,500        1,454,700
    Loans receivable,  (net of allowance for loan losses
       of $575,622 and $477,654 )                                             105,645,149       95,590,197
    Office properties and equipment, net                                        4,011,593        4,082,857
    Federal Home Loan Bank Stock, at cost                                         622,200          622,200
    Accrued interest receivable                                                   677,428          617,980
    Other assets                                                                  425,583          384,237
                                                                            -------------    -------------
         TOTAL ASSETS                                                       $ 124,650,542    $ 114,185,413
                                                                            =============    =============

Liabilities:
    Deposits                                                                $ 100,251,497    $  88,551,543
    Advances from Federal Home Loan Bank                                        9,000,000       10,000,000
    Advances from borrowers for taxes and insurance                               141,319          193,346
    Accrued interest payable and other liabilities                                425,505          512,402
                                                                            -------------    -------------
         TOTAL LIABILITIES                                                    109,818,321       99,257,291
                                                                            -------------    -------------

Stockholders' Equity:
    Preferred stock, $.10 par value; 500,000 shares
      authorized, none issued                                                        --               --
    Common stock, $.10 par value; 2,000,000 shares
      authorized $1,084,450 shares issued and outstanding                         108,445          108,445
    Additional paid-in capital                                                 10,325,461       10,288,928
    Retained earnings - substantially restricted                                7,434,924        7,130,056
    Unearned Employee Stock Ownership Plan shares (ESOP)                         (630,956)        (715,158)
    Unearned Restricted Stock Plan shares (RSP)                                  (721,886)        (869,636)
    Treasury Stock (103,165 and 53,802 shares, at cost)                        (1,626,890)      (1,000,863)
    Accumulated Other Comprehensive Income                                        (56,877)         (13,650)
                                                                            -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                                            14,832,221       14,928,122
                                                                            -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 124,650,542    $ 114,185,413
                                                                            =============    =============




See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                               MARCH 31
                                                            1999        1998
                                                        ----------   ----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $6,335,060   $5,751,640
    Investment securities                                  119,705      271,825
    Interest-bearing deposits with other institutions      259,931      195,562
    Mortgage-backed securities                              55,565       25,111
    Dividends on Federal Home Loan Bank Stock               30,360       27,902
                                                        ----------   ----------
         Total interest and dividend income              6,800,621    6,272,040
                                                        ----------   ----------

INTEREST EXPENSE
    Deposits                                             3,215,903    2,808,676
    Advances from Federal Home Loan Bank                   365,672      375,547
                                                        ----------   ----------
         Total interest expense                          3,581,575    3,184,223
                                                        ----------   ----------

NET INTEREST INCOME                                      3,219,046    3,087,817

Provision for loan losses                                  112,500       59,865
                                                        ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      3,106,546    3,027,952
                                                        ----------   ----------

NONINTEREST INCOME
    Service charges on deposit accounts                    277,191      195,664
    Gain on sale of loans                                   86,567       73,220
    Gain on sale of investments                             13,745         --
    Other income                                           205,219       80,560
                                                        ----------   ----------
         Total noninterest income                          582,722      349,444
                                                        ----------   ----------

NONINTEREST EXPENSE
    Compensation and employee benefits                   1,306,900    1,001,706
    Occupancy and equipment                                441,627      274,127
    Professional fees                                      107,998      145,875
    Advertising                                             98,663       89,253
    Data processing charges                                257,060      221,491
    Other expenses                                         612,422      525,907
                                                        ----------   ----------
         Total noninterest expenses                      2,824,670    2,258,359
                                                        ----------   ----------

Income before income taxes                                 864,598    1,119,037
Income taxes                                               335,592      426,319
                                                        ----------   ----------

NET INCOME                                              $  529,006   $  692,718
                                                        ==========   ==========

EARNINGS PER SHARE
         Basic                                                0.56         0.69
         Diluted                                              0.56         0.69




See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                            1999       1998
                                                        ----------   ----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $2,139,788   $1,999,281
    Investment securities                                   56,170       50,870
    Interest-bearing deposits with other institutions       50,190       78,675
    Mortgage-backed securities                              38,846        8,228
    Dividends on Federal Home Loan Bank Stock                9,972        9,362
                                                        ----------   ----------
         Total interest and dividend income              2,294,966    2,146,416
                                                        ----------   ----------

INTEREST EXPENSE
    Deposits                                             1,049,053      927,376
    Advances from Federal Home Loan Bank                   119,145      140,511
                                                        ----------   ----------
         Total interest expense                          1,168,198    1,067,887
                                                        ----------   ----------

NET INTEREST INCOME                                      1,126,768    1,078,529

Provision for loan losses                                   37,500       13,500
                                                        ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,089,268    1,065,029
                                                        ----------   ----------

NONINTEREST INCOME
    Service charges on deposit accounts                     91,106       70,465
    Gain on sale of loans                                   16,332       33,534
    Gain on sale of investments                             13,745         --
    Other income                                            67,906       31,967
                                                        ----------   ----------
         Total noninterest income                          189,089      135,966
                                                        ----------   ----------

NONINTEREST EXPENSE
    Compensation and employee benefits                     447,863      358,866
    Occupancy and equipment                                148,419       92,772
    Professional fees                                       22,636       30,819
    Advertising                                             34,665       30,045
    Data processing charges                                 84,883       76,006
    Other expenses                                         203,053      160,451
                                                        ----------   ----------
         Total noninterest expenses                        941,519      748,959
                                                        ----------   ----------

Income before income taxes                                 336,838      452,036
Income taxes                                               128,140      179,538
                                                        ----------   ----------

NET INCOME                                              $  208,698   $  272,498
                                                        ==========   ==========

EARNINGS PER SHARE
         Basic                                          $      .23         0.28
         Diluted                                        $      .23         0.28




See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31
                                                                             1999           1998
                                                                       ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                        $    529,006    $    692,718
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                      158,545         126,224
         Provision for loan losses                                          112,500          59,865
         Amortization of unearned ESOP and RSP                              268,485         141,950
         Gain on sale of investments                                        (13,745)           --
         Gain on sale of loans                                              (86,567)        (73,220)
         Origination of loans held for sale                              (8,302,946)     (5,202,939)
         Proceeds from the sale of loans                                  8,849,713       5,359,855
         (Increase) decrease in other assets and liabilities                (87,186)         98,279
                                                                       ------------    ------------
              Net cash (used in) provided by operating activities         1,427,805       1,202,732
                                                                       ------------    ------------

INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                       (2,987,988)     (1,000,000)
         Maturities and repayments                                        3,737,988       6,600,000
     Investment securities available for sale:
         Purchases                                                       (2,000,000)       (126,250)
         Maturities and repayments                                          146,512           8,725
     Mortgage-backed securities held to maturity:
         Purchases                                                       (1,006,296)           --
         Maturities and repayments                                          225,855          14,953
     Mortgage-backed securities available for sale:
         Purchases                                                       (2,034,336)           --
         Maturities and repayments                                           73,959            --
     Net increase in loans                                              (10,167,452)     (8,981,945)
     Purchases of premises and equipment                                   (168,715)     (1,024,262)
                                                                       ------------    ------------
              Net cash used in investing activities                     (14,180,473)     (4,508,779)
                                                                       ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                            11,699,954       2,541,500
     (Repayments) Proceeds from advances from Federal Home Loan Bank     (1,000,000)      3,973,157
     Net change in advances for taxes and insurance                         (52,027)        (51,399)
     Purchase of treasury stock                                            (626,027)       (216,882)
     Purchase of RSP stock                                                     --          (893,813)
     Cash dividends paid                                                   (224,138)       (239,981)
                                                                       ------------    ------------
              Net cash provided by financing activities                   9,797,762       5,112,582
                                                                       ------------    ------------

              (Decrease) increase  in cash and cash equivalents          (2,954,906)      1,806,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          9,084,193       6,792,420
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  6,129,287    $  8,598,955
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest on deposits and borrowings                            $  3,578,452    $  3,177,733
        Income taxes                                                        250,476         230,118

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Advance Financial Bancorp (the "Company", includes its wholly-owned subsidiary, Advance Financial Savings Bank (the "Bank"), and its wholly-owned subsidiary, Advance Financial Service Corporation of West Virginia. All significant intercompany balances and transactions have been eliminated.

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

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 1998 and related notes which are included on the Form 10-KSB (file no. 0-21885)

NOTE 2 - EARNINGS PER SHARE

 The following table sets forth a reconciliation of the denominator of the basic and dilutive earnings per share computation in accordance with SFAS No. 128.

                                                              Nine Months Ended March 31
                                                                    1999        1998
                                                                 ---------   ---------
Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                  951,949   1,003,628

Effect of dilutive securities:
         Employee stock options                                       --         1,158
                                                                 ---------   ---------

Dilutive potential common shares                                   951,949   1,004,786

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                               951,949   1,004,786
                                                                 =========   =========

                                       -7-

                                                           Three Months Ended March 31
                                                                 1999       1998
                                                                 -------   -------
Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                982,082
                                                                           921,500

Effect of dilutive securities:
         Employee stock options                                     --       1,158
                                                                 -------   -------

Dilutive potential common shares                                 921,500   983,240

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                             921,500   983,240
                                                                 =======   =======





NOTE 3 - COMPREHENSIVE INCOME

Effective July 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the nine months ended March 31, 1999, comprehensive income totaled $485,779.

MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998
---------------------------------------------------------------------

Total assets increased by approximately $10,465,000 to $124,650,542 at March 31, 1999 from $114,185,413 at June 30, 1998, primarily as a result of the opening in June 1998 of the Wintersville, Ohio branch (the "Wintersville Branch"). The Wintersville branch contributed approximately $9 million in loan and deposit growth during the nine-month period ended March 31, 1999.

Interest-bearing deposits with other financial institutions decreased by $2,798,248 to $4,951,114 at March 31, 1999 from $7,749,362 at June 30, 1998.
This decrease was used primarily to purchase investment securities, including available for sale fixed mortgage-backed securities and Federal Home Loan Bank ("FHLB") Bonds and held to maturity adjustable rate mortgaged-backed securities.

Investment securities available for sale increased by $1,812,089 to $2,076,109 at March 31, 1999 from $264,020 at June 30, 1998. This increased included two $1 million FHLB bonds with callable options in December of 1999 with rates averaging approximately 6%. Management placed these investments into this category for liquidity purposes while maximizing interest yields in excess of the federal overnight rates paid on interest-bearing demand deposits.

Investment securities held to maturity decreased by $745,927 to $999,740 at March 31, 1999 from $1,745,667 at June 30, 1998. This decrease is the result of four $500,000 and one $250,000 bonds being called during the nine-month period. Management replaced all but two of these types of bonds with similar instruments.

Mortgaged-backed securities held to maturity increased by $782,892 to $1,122,254 at March 31, 1999 from $339,362 at June 30, 1998. This increase included the purchase of two adjustable rate mortgage-backed instruments. Management placed these investments into this category due to the instruments ability to absorb rate fluctuations.

As part of the Company's asset/liability management to control interest rate risk, in December 1998, the Company began to purchase fixed rate mortgage-backed securities and classify them as available for sale. At March 31, 1999, the balance of mortgage-backed securities available for sale was $1,946,699. This included four separate instruments with rates ranging from 6.25% to 7%. Three of the instruments have 15 year maturites, while the other matures in 30 years.

Net loans receivable increased by $9,594,752 to $106,639,649 at March 31, 1999 from $97,044,897 at June 30, 1998. The new Wintersville, Ohio branch and the growth of the Bank's commercial lending have bolstered loan demand. The primary result is an increase in non-residential mortgages of approximately $6,270,000 and commercial loans of approximately $2,900,000. See "Risk Elements".

Deposits increased by $11,699,954 to $100,251,497 at March 31, 1999 from $88,551,543 at June 30, 1998. This increase is represented by an increase in regular savings deposits, demand deposits and fifteen to twenty-five month certificate of deposit products. Regular savings deposits have increased approximately $789,000 over the nine-month period and a net increase over the past three month period of approximately $868,000. Demand deposits increased approximately $5,070,000 which is comprised of an increase in the "Money Market over $10,000" type of $3,395,000, an increase in non-interest bearing demand of $1,037,000, and an increase in commercial checking of $700,000. Certificates of Deposits yielding 5% to 5.5% with maturities ranging from nine months to twenty-five months have increased $6,825,000 of which $1,000,000 has come from renewals of various types of short and long term certificate products. The competitiveness of these certificate products coupled with the opening of the new Wintersville branch has led to an increase in the bank's customer base.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31,1999 AND JUNE 30,1998 (CON'T)
---------------------------------------------------------------------------

Equity capital decreased by approximately, $96,000 or .6% from $14,928,122 at June 30, 1998 to $14,832,221 at March 31, 1999. Net income of $529,006 and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $268,485 were offset by the payment of cash dividends of $224,000, a decline in net unrealized loss on securities of $43,000 and the purchase of 49,363 shares of treasury stock. The total cost of the treasury stock purchase was $626,027 for an average of $12.68 per share. The Board of Directors will determine future dividend policies in light of earnings and financial condition of the Company, including applicable governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

Net interest income increased $48,000 or 4.4% to $1,126,770 for the three months ended March 31, 1999, Compared to $1,078,530 for the three months ended March 31, 1998. The increase in interest income resulted primarily from an increase in fluctuations of average volume of the underlying principle balances in interest earning assets. Interest income increased $148,550 or 6.9% primarily from an increase in earnings on loans of $140,500 or 7.0 %, as the average principle balance increased $10,614,000 or 11.2% from $94,984,000 for the period ended 1998 to $105,598,000 for the period ended 1999. Interest income on investments and interest-bearing deposits with other financial institutions increased approximately $8,000, as average principal balances increased $1,860,000 or 19% from $9,737,198 for the period ended 1998 compared to $11,597,689 for the period ended 1999.

Net interest income increased $132,000 or 4.3% to $3,219,000 for the nine months ended March 31, 1999, compared to $3,087,000 for the nine months ended March 31, 1998. The increase in interest income resulted primarily from an increase in fluctuations of average volume of the underlying principle balances in interest earning assets. Interest income increased $528,600 or 8.4% primarily from earnings on loans which increased $583,500 or 10.1% as the average principle balance increased $10,590,000 or 11.5% from $91,931,000 for the period ended 1998 to $102,521,000 for the period ended 1999. Offsetting this increase was a decrease in earnings on investments and interest-bearing deposits with other financial institutions of $54,800 as average principal balances remained consistent at approximately $10,830,000 for both nine month periods.

Interest expense increased $100,300 or 9.4% for the three months ended March 31, 1999 compared to the same period ended 1998. This increase was primarily due to an increase in interest on deposits of $121,700 or 13.1 % resulting from an increase in average deposits of $16,135,000 or 20.4% from $79,178,000 for the period ended 1998 compared to $95,313,000 for the period ended 1999. Offsetting this increase in interest expense on deposits was a decrease in interest expense on advances from the FHLB of $21,000 or 15.2% as the average balance on advances decreased $2,391,800 from $11,391,831 for the period ended 1998 compared to $9,000,000 for the period ended 1999.

Interest expense increased $397,400 or 12.5% for the nine months ended March 31, 1999 compared to the same period ended 1998. This increase was primarily due to an increase in interest on deposits of $407,200 or 14.5 % resulting from an increase in average deposits of $13,055,000 or 16.5% for the period ended 1999 compared to the same period ended 1998.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision of loan losses increased by $24,000 and $52,635, respectively, for the three and nine months ended March 31, 1999 compared to the same period 1998. See "Risk Elements".

Noninterest income increased $53,100 or 39.1% to $189,089 for the three months ended March 31, 1999 from $135,966 for the same period ended March 31, 1998. This increase is primarily due to gains on the sale of fixed rate loans and related servicing rights of $11,100, a gain on sale of an equity investment of $13,745 and an increase in service charges on deposits of $20,600.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 and 1998 (CONTINUED)


Noninterest income increased $233,300 or 68% from $349,444 for the nine months ended March 31, 1998 to $582,722 for the same period ended 1999. Service charges on deposit accounts increased $81,500 from 1998 to 1999 primarily due to an increase in volume from the Wintersville branch. The bank sold fixed rate mortgages in the secondary market during the nine-month period, which resulted in an increase in gains on the sale of loans and related servicing rights of $107,500.

Noninterest expense increased $192,560 or 25.7% to $941,500 for the three months ended March 31, 1999 from $749,000 for the same 1998 period. Noninterest expense increased $566,300 or 25.1% to $2,824,700 for the nine months ended March 31, 1999 from $2,258,400 for the same 1998 period. For the three and nine month periods of 1999, compensation and employee benefits increased $89,000 and $305,000, respectively, due to the hiring of new employees and related benefits for the new branch facility, as well as, additional costs for the Employee Stock Ownership and Restricted Stock Plans. Occupancy and equipment increased $56,000 and $167,500, respectively, due primarily to an increase in depreciation and occupancy expenses of the new branch facility. For the nine months ended professional fees decreased $37,900 due to a decrease in services for compliance with regulatory requirements and employee benefit plans. Data processing expenses increased for the three and nine months ended 1999 by $9,000 and $36,000, respectively, due primarily to the increase in transaction volumes as a result of the Wintersville branch. Other expenses increased $42,600 and $86,500 for the three and nine months ended 1999, respectively, due to benefit costs in connection with the Company's directors, as well as, operational costs due to additional transaction volume.

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

The Bank has other sources of liquidity if the need for additional funds arises. An additional source of funds includes a RepoPlus line of credit with the Federal Home Loan Bank of Pittsburgh amounting to $10 million. The Bank currently has no outstanding amount due on the RepoPlus line of credit.

The Bank, as of March 31, 1999, had outstanding advances from the FHLB of $9 million. The outstanding advances were used to fund the loan demand for the 1-4 family fixed rate residential loan portfolio and to fund the construction and furnishing of the new branch facility in Wintersville, Ohio. The advances are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. Advances amounting to $8 million with effective interest rates approximating 5.45% will mature in 2002.

As of March 31, 1999 the Bank has commitments to fund loans of approximately $2,573,000 as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1999, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 18.05%, 17.37%, 11.89% and 16.04%, 15.38%, and 10.66%, respectively, at March 31, 1999.

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


                                                      March 31,   June 30,
                                                         1999      1998
                                                       ------    ------

Loans on a nonaccrual basis                            $  693    $  283
Loans past due 90 days or more and still accruing         254       169
                                                       ------    ------
         Total nonperforming loans                        947       452
                                                       ------    ------

Other real estate                                          58        76
Repossessed assets                                         26        13
                                                       ------    ------
         Total nonperforming assets                    $1,031    $  541
                                                       ------    ------



Nonperforming loans as a percentage of total loans       0.89%     0.46%
                                                       ======    ======

Nonperforming assets as a percentage of total assets     0.83%     0.47%
                                                       ======    ======

Allowance for loan losses to nonperforming loans        60.78%   105.68%
                                                       ======    ======


Management monitors impaired loans on a continual basis. As of March 1999, impaired loans had no material effect on the company's financial position or results from operations.

During the nine month period ended March 31, 1999, loans increased approximately $9,595,000 and nonperforming loans increased $495,000 while the allowance for loan losses increased $98,000 for the same period. Specifically, as discussed herein, the Bank's market area has generated significant growth in the commercial real estate and commercial loan segments. The level of funding for the provision is a reflection of the overall loan demand and is not an indication of any decline in the quality of the loan portfolio. Nonaccrual loans consist of $204,000 in one to four family residential mortgages, $368,000 in commercial real estate and $96,000 in commercial loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

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

--------------------------

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

Changing economic conditions and changing loan demand of the Company's lending area has altered the mix of the loan portfolio. The following is a breakdown of the loan portfolio mix at March 31, 1999 and June 30, 1998:

                                          March 31,      June 30,
                                           1999           1998
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $ 57,839,406   $ 57,904,667
           Multi-family                   1,936,194      1,786,427
           Non-residential               21,490,057     15,581,130
           Construction                   3,164,678      5,017,202
                                       ------------   ------------
                                         84,430,335     80,289,426
                                       ------------   ------------
 Consumer Loans:
           Home Improvement               1,163,531      1,000,801
           Automobile                     8,283,789      7,659,017
           Share loans                    1,373,438      1,296,684
           Other                          2,290,919      2,389,041
                                       ------------   ------------
                                         13,111,677     12,345,543
                                       ------------   ------------

                                       ------------   ------------
 Commercial Loans                         9,575,465      6,675,780
                                       ------------   ------------

Less:
           Loans in process                 788,891      3,061,801
           Net deferred loan fees           107,815        181,097
           Allowance for loan losses        575,622        477,654
                                       ------------   ------------
                                          1,472,328      3,720,552
                                       ------------   ------------
                Total                  $105,645,149   $ 95,590,197
                                       ============   ============

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

Successful and timely completion of the year 2000 project is based upon management's best estimates derived from various assumptions of future events which are inherently uncertain. These events include readiness of all vendors, suppliers and customers. No assurance can be given that the year 2000 plan will be successfully completed by the year 2000 in which case the Company could incur data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Company.

BANK'S OWN COMPUTERS. As of March 31, 1999, the Bank has upgraded its computer system to comply with the year 2000 risk. Such costs expended were not material to the financial statements of the Company.

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

CONTINGENCY PLAN. The Bank is continuing to monitor any changes to the service bureau and any effects that might have on their status as year 2000 compliant. If the service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor-intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner indefinitely, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few institutional service bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material. The Bank's written contingency plan is currently in its final phases of completion. The Bank believes that the plan will be completed, validated and approved by June 30, 1999.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in securities

                NONE

Item 3 - Defaults upon senior securities

                 NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

                NONE

Item 5 - Other information

                NONE

Item 6  - Exhibits and reports on Form 8-K

          (a)  List of Exhibits:

               3(i)      Certificate of Incorporation of Advance Financial Bancorp *
               3(ii)     Bylaws of Advance Financial Bancorp *
               4(i)      Specimen Stock Certificate *
               4(ii)     Shareholders Rights Plan **
               10        Employment  Agreement  between the Bank and Stephen M.  Gagliardi**
               10.1      1998 Stock Option Plan ****
               10.2      Restricted Stock Plan and Trust Agreement ****
               27        Financial Data Schedule (electronic filing only)

          (b)    None

-----------------

* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996

** Incorporated by reference to the Form 8-K ( File No. 0-21885) filed July 17, 1997

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


                                       Advance Financial Bancorp

Date:   May 6, 1999               By:  /s/Stephen M. Gagliardi
                                       ----------------------------------------
                                       Stephen M. Gagliardi
                                       President and Chief Executive Officer


Date:   May 6, 1999               By:  /s/Stephen M. Magnone
                                       ----------------------------------------
                                       Stephen M. Magnone
                                       Vice President and CFO