Form 10KSB
period 1999-06-30
ADVANCE FINANCIAL BANCORP
filed 1999-09-23
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 1999

                                       OR

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from              to             .
                                        ------------    ------------

Commission File No. 0-21885

                            Advance Financial Bancorp
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                         55-0753533
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1015 Commerce Street, Wellsburg, West Virginia                     26070
----------------------------------------------                     -----
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:                (304) 737-3531
                                                              ----------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                        ----

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of Class)

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

         State issuer's revenues for its most recent fiscal year.  $9,941,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on August 31, 1999, was $8.1 million.

         As of August 31, 1999, there were issued and outstanding 971,285 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):  YES    NO  X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1999. (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 1999. (Part III)

                                     PART I

         Advance Financial Bancorp (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

Item 1.  Business
-----------------

General

         The Company is a Delaware corporation organized in September 1996 at the direction of Advance Financial Savings Bank (the "Bank" or "Advance Financial") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On December 31, 1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the conversion.

         The Bank, chartered in 1935 under the name Advance Federal Savings and Loan of West Virginia, is a federally chartered stock savings bank headquartered in Wellsburg, West Virginia. Advance Financial is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         Advance Financial operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four- family residential real estate, non-residential real estate, and commercial loans. To a lesser extent, the Bank also originates multi-family real estate loans and consumer loans.

Competition

         Advance Financial is one of many financial institutions serving its market area which consists of Brooke and Hancock counties of West Virginia and portions of Jefferson County, Ohio and Washington County, Pennsylvania. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                                   June 30,
                                             -------------------------------------------------
                                                      1999                         1998
                                             ------------------------- -----------------------
                                                Amount       Percent   Amount        Percent
                                                ------       -------   ------        -------
                                                          (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  One- to four-family(1) ................... $  59,674         53.45% $  59,359       58.91%
  Non-residential ..........................    23,216         20.80     15,581       15.46
  Construction .............................     2,073          1.86      5,017        4.98
  Multi-family .............................     2,689          2.41      1,786        1.77
                                             ---------    ----------   ---------   --------
Total real estate loans ....................    87,652         78.52     81,743       81.12
                                             ---------    ----------   ---------   --------
Consumer Loans:
  Automobile ...............................     8,648          7.74      7,659        7.60
  Other ....................................     2,344          2.10      2,347        2.33
  Share ....................................     1,360          1.22      1,297        1.29
  Home improvement .........................     1,195          1.07      1,001         .99
  Education ................................        41           .04         42         .04
                                             ---------    ----------   ---------   --------
Total consumer loans .......................    13,588         12.17     12,346       12.25
                                             ---------    ----------   ---------   --------

Commercial loans ...........................    10,388          9.31      6,676        6.63
                                             ---------    ----------  ---------   ---------
     Total loans ...........................   111,628        100.00%   100,765      100.00%
                                                          ==========              =========

Less:
  Loans in process .........................    (1,007)                  (3,061)
  Deferred loan origination fees and costs..      (139)                    (181)
  Allowance for loan losses ................      (582)                    (478)
                                             ---------                 --------
     Total loans, net ...................... $ 109,900                 $ 97,045
                                             =========                 ========

         -------------------------------

         (1)      At June 30, 1998, includes loans held for sale of $1,455.

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Bank's loan portfolio, including loans held for sale, at June 30, 1999. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                     Due after
                                      Due within     1 through      Due after
                                        1 year        5 years        5 years        Total
                                        ------        -------        -------        -----
                                                         (In Thousands)

One- to four-family real estate...       $  5,841       $  2,519       $ 51,314    $  59,674
Non-residential real estate.......            121          1,076         22,019       23,216
Construction......................          2,073             --             --        2,073
Multi-family real estate..........             14            125          2,550        2,689
Consumer..........................            862         10,795          1,931       13,588
Commercial........................          2,134          3,147          5,107       10,388
                                          -------        -------        -------     --------
Total.............................       $ 11,045       $ 17,662       $ 82,921    $ 111,628
                                          =======        =======        =======     ========

         The following table sets forth the dollar amount of all loans due after June 30, 2000, which have fixed interest rates and floating or adjustable interest rates.

                                                             Floating or
                                          Fixed Rates     Adjustable Rates             Total
                                          -----------     ----------------             -----
                                                            (In Thousands)
     One- to four-family real estate...         $ 22,532           $ 31,301          $  53,833
     Non-residential real estate.......           12,240             10,855             23,095
     Construction......................               --                 --                 --
     Multi-family......................            1,418              1,258              2,676
     Consumer..........................           12,726                 --             12,726
     Commercial........................            2,246              6,007              8,253
                                                --------           --------           --------
         Total.........................         $ 51,162           $ 49,421          $ 100,583
                                                 =======            =======           ========

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

         Construction Loans. The Bank makes construction loans primarily for the construction of single-family dwellings. Approximately 90% of these loans were made to persons who are constructing properties for the purpose of occupying them. Such loans may also be made to builders to construct properties for sale. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction period and the payment of the principal in full at the end of the construction period. At June 30, 1999, such loans amounted to $2,073,000. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans. At June 30, 1999, such loans amounted to $1,923,000.

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

         The Bank originates automobile loans with terms of up to 6 years for new automobiles and up to 5 1/2 years for used automobiles. Most of these automobile loans are originated directly by the Bank. The Bank also originates automobile loans indirectly by purchasing such loans from automobile dealers with whom the Bank provides floor plan financing. Indirect automobile loans are underwritten by the Bank and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Bank, on a pro rata basis, if the loan is repaid within the first six months. The Bank generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with its underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. At June 30, 1999, the Bank had indirect automobile loans of $3,010,000, or, 22.15%, of its total consumer loan portfolio.

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

         Loan Approval Authority and Underwriting. The Bank has established various lending limits for its officers and maintains a Loan Committee. A report of all mortgage loans originated is presented to the Board of Directors monthly. The President and Senior Vice President of the Bank each have the authority to approve applications for mortgage loans up to $100,000, consumer loans up to $40,000 for secured loans and up to $10,000 for unsecured loans. Eight other loan officers have authority to approve secured credit applications in varying amounts up to $35,000.

         The loan committee considers all applications for commercial loans up to $250,000, whether secured or unsecured, and all consumer loans in amounts above the lending limit established above. All loans in excess of those limits set for the loan committee require the consideration and approval of the entire Board of Directors.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from a licensed fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, each title is reviewed by the attorney for the Bank to determine that title is clear. Historically, the Bank has not required title insurance except in those instances where the attorney has seen a need for title insurance. Borrowers must also obtain fire and casualty insurance. Flood insurance is also required for loans on property that is located in a flood zone.

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Bank charges no commitment fees or points to secure commitments. A customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Bank. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30-day limit. At June 30, 1999, the Bank had $2,104,000 of outstanding commitments to originate loans and $857,000 in undisbursed funds related to construction loans.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances.

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

         Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest and, in the opinion of management, are not adequately secured to insure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent cash payments are applied to interest income. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original terms).

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.


                                                             At June 30,
                                                          ----------------
                                                           1999      1998
                                                           ----      ----
                                                       (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family.................................     $ 90      $185
  Multi-family........................................        2       --
  Non-residential.....................................      317       --
  Construction........................................       47       --
Consumer..............................................      --          2
Commercial............................................      --         96
                                                           ----      ----
    Total non-accrual loans...........................      456       283
                                                           ----      ----
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family...............................      --        --
    Multi-family......................................      --        --
    Commercial........................................      --        --
    Construction......................................      --        --
Consumer..............................................      220       169
Commercial............................................       89       --
                                                           ----      ----
Total accruing loans greater than 90 days past due....      309       169
                                                           ----      ----
Total non-performing loans............................      765       452
Real estate acquired in settlement of loans...........       50        76
Other non-performing assets...........................        9        13
                                                           ----      ----
Total non-performing assets...........................     $824      $541
                                                           ====      ====
Total non-performing loans to total loans.............      .69%      .45%
                                                           ====      ====
Total non-performing loans to total assets............      .59%      .40%
                                                           ====      ====
Total non-performing assets to total assets...........      .63%      .47%
                                                           ====      ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis was not material for the year ended June 30, 1999.

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

         The following table sets forth the Bank's classified assets in accordance with the Bank's classification system:

                                                      At June 30, 1999
                                                      ----------------
                                                      (In Thousands)
                            Special Mention.........     $   201
                            Substandard.............       1,049
                            Doubtful................          22
                            Loss....................         --
                                                         -------
                            Total...................     $ 1,272
                                                         =======

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

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                                      Year Ended June 30,
                                                                      -------------------
                                                                       1999          1998
                                                                       ----          ----
                                                                    Dollars in Thousands)

Total loans outstanding............................................ $ 111,628     $ 100,765
                                                                    =========     =========
Average loans outstanding..........................................   103,764     $  93,708
                                                                    =========     =========

Allowance balance (at beginning of period)......................... $     478     $     368
Provision:
  Real estate......................................................        70           178
  Consumer.........................................................        24            40
  Commercial.......................................................        56            36
Charge-offs:
  Real estate......................................................        (8)           (6)
  Consumer.........................................................       (20)          (34)
  Commercial.......................................................       (20)         (118)
Recoveries:
  Real estate......................................................        --            --
  Consumer.........................................................         2            14
  Commercial.......................................................        --            --
                                                                    ---------     ---------
Allowance balance (at end of period)............................... $     582     $     478
                                                                    =========     =========

Allowance for loan losses as a percent of total loans outstanding..       .52%          .47%
                                                                    =========     =========
Net loans charged off as a percent of average loans outstanding....       .04%          .17%
                                                                    =========     =========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                              June 30,
                           -------------------------------------------------
                                 1999                        1998
                           ---------------------   -------------------------
                                     Percent of                  Percent of
                                      Loans in                    Loans in
                                        Each                        Each
                                      Category                    Category
                                      to Total                    to Total
                            Amount     Loans            Amount     Loans
                            ------     -----            ------     -----
                                        (Dollars in Thousands)
Types of Loans
Real Estate:
  One- to four-family......  $  93     53.45%            $ 128     58.91%
  Non-residential..........    230     20.80                89     15.46
  Multi-family.............     16      2.41                11      1.77
  Construction.............     --      1.86                --      4.98
Consumer...................    115     12.17               102     12.25
Commercial.................    128      9.31               148      6.63
                              ----      ----               ---      ----
     Total.................  $ 582    100.00%            $ 478    100.00%
                              ====    ======             =====    ======

Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available for sale or investments securities held to maturity in accordance with SFAS No. 115. At June 30, 1999, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Board of Directors may authorize additional investments.

         The Bank's securities available for sale and investment securities held to maturity portfolios at June 30, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

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

         The Bank's mortgage-backed securities were classified as held to maturity and available for sale at June 30, 1999 and were all issued by GNMA, FNMA or FHLMC, representing participating interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through certificates market.

Investment Activities

         Investment Portfolio. The following table sets forth the carrying value of the Bank's securities at the dates indicated.

                                                                                         At June 30,
                                                                                   -----------------------
                                                                                      1999          1998
                                                                                   --------     ----------
                                                                                        (In Thousands)
          Securities held to maturity:
            Interest-bearing deposits in other financial institutions...........   $ 2,964       $ 7,749
            U.S. government agency securities...................................     1,000         1,746
            FHLB stock..........................................................       630           622
            Mortgage-backed securities..........................................     2,473           339
                                                                                    ------        ------
              Total securities held to maturity.................................     7,067        10,456
                                                                                    ------        ------
          Securities available for sale:
            U.S. government and agency securities...............................     4,361            --
            Common stock........................................................        89           221
            Money fund securities...............................................        31            43
            Mortgage-backed securities..........................................     1,833            --
                                                                                    ------        ------
              Total securities available for sale...............................     6,314           264
                                                                                    ------        ------
          Total investment and mortgage-backed securities.......................   $13,381       $10,720
                                                                                    ======        ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 1999. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      At June 30, 1999
                              ------------------------------------------------------------------------------------------------------
                                 Less than           1 to            Over 5 to           Over 10                 Total
                                  1 year            5 years          10 years             years                Securities
                              ----------------  ---------------   --------------    -----------------   ----------------------------
                              Carrying Average  Carrying Average  Carrying Average   Carrying Average   Carrying           Market
                               Value    Yield    Value    Yield    Value    Yield     Value    Yield      Value   Yield     Value
                               -----    -----    -----    -----    -----    -----     -----    -----      -----   -----     -----
                                                                     (Dollars in Thousands)
Securities held to maturity:
  Interest-bearing deposits
    in other financial
    institutions..............  $2,964     5.24%  $  --       --% $   --       --%   $   --       --%   $ 2,964    5.24%  $ 2,964
  U.S. government and
    agency securities.........      --       --      --       --     500     6.33       500     6.74      1,000    6.54       971
  FHLB stock(1)...............     630     6.50      --       --      --       --        --       --        630    6.50       630
  Mortgage-backed securities..      --       --      --       --      --       --     2,473     6.73      2,473    6.73     2,457
                                 -----             ----             ----              -----               -----             -----
      Total securities held
        to maturity...........   3,594     6.48      --       --     500     6.33     2,973     6.73      7,067    6.07     7,022
                                 -----     ----    ----     ----     ---     ----     -----     ----      -----    ----     -----

Securities available for sale:
  U.S. government and
    agency securities.........      --       --   1,470     5.81   1,460     6.50     1,431     8.68      4,361    6.53     4,361
  Common stock................      89     1.40      --       --      --       --        --       --         89    1.40        89
  Money fund securities.......      --       --      --       --      31     7.50        --       --         31    7.50        31
  Mortgage-backed securities..      --       --      --       --      --       --     1,833     6.44      1,833    6.44     1,833
                                 -----            -----            -----              -----               -----             -----
      Total securities
        available for sale....      89     1.40   1,470     5.81   1,491     6.52     3,264     6.55      6,314    6.44     6,314
                                 -----     ----   -----     ----   -----     ----     -----     ----      -----    ----     -----

Total investment and
  mortgage-backed securities..  $3,683     5.36% $1,470     5.81% $1,991     6.47%   $6,237     6.84%   $13,381    6.25%  $13,336
                                 =====     ====   =====     ====   =====     ====     =====     ====     ======    ====    ======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 1999, the Bank had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of June 30, 1999.

                       Maturity Period                    Time Deposits
                       ---------------                    -------------
                                                         (In Thousands)

                Within three months..................        $   700
                More than three through six months...          1,032
                More than six through nine months....          1,885
                Over nine months.....................          3,641
                                                             -------
                Total................................        $ 7,258
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

Employees

         At June 30, 1999 the Bank had 54 full-time and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.
See  "-Regulation of the Bank - Qualified Thrift Lender Test."

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         A member of the SAIF pays an annual insurance premium to the FDIC of at least 0.064% of total deposits of that member. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

         After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1999, the Bank was in compliance with its QTL requirement with 74.26% of its assets invested in QTIs.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1999, the Bank's actual liquid asset ratio was 13.69%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

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

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended June 30, 1999 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 1999 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by these items is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

               1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended June 30, 1999, together with the related notes and the independent auditors' report of S. R. Snodgrass, A.C. independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                     (a)      List of Exhibits:
                               3(i)   Certificate of Incorporation of Advance Financial Bancorp *
                               3(ii)  Amended Bylaws of Advance Financial Bancorp
                               4(i)   Specimen Stock Certificate *
                               4(ii)  Shareholder Rights Plan **
                              10      Employment Agreement between the Bank and Stephen M.
                                      Gagliardi ***
                              10.1    1998  Stock   Option  Plan  ****
                              10.2    Restricted  Stock  Plan and Trust  Agreement ****
                              13      Portions  of the 1999 Annual Report to
                                      Stockholders
                              21      Subsidiaries  of  the Registrant
                                      (See "Item  1- Description of Business")
                              23      Consent  of S.R.  Snodgrass, A.C.
                              27      Financial Data Schedule  (electronic filing only)

         -------------------
          * Incorporated by reference to the registration statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.
          ** Incorporated by reference to the Form 8-K (File No. 0-21885) filed with the SEC on July 17, 1997.
          *** Incorporated by reference to the June 30, 1997 Form 10KSB filed with the SEC on September 24, 1997.
          **** Incorporated  by reference to the Proxy Statement for the Special
               Meeting of Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.

         (b)   None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 23, 1999.

                           ADVANCE FINANCIAL BANCORP


                           By:   /s/Stephen M. Gagliardi
                                 -----------------------------------------------
                                 Stephen M. Gagliardi
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 23, 1999.


/s/Stephen M. Gagliardi                              /s/George H. Johnson
------------------------------------------           ---------------------------
Stephen M. Gagliardi                                 George H. Johnson
President, Chief Executive Officer and Director      Director
(Principal Executive Officer)

/s/John R. Sperlazza                                 /s/Steven D. Martino
------------------------------------------           ---------------------------
John R. Sperlazza                                    Steven D. Martino
Director                                             Senior Vice President

/s/William E. Watson                                 /s/Gary Young
------------------------------------------           ---------------------------
William E. Watson                                    Gary Young
Director                                             Director

/s/James R. Murphy                                   /s/William B. Chesson
------------------------------------------           ---------------------------
James R. Murphy                                      William B. Chesson
Director                                             Director


/s/Stephen M. Magnone
------------------------------------------
Stephen M. Magnone
Treasurer (Principal Accounting Officer)