Form 10QSB
period 1999-09-30
ADVANCE FINANCIAL BANCORP
filed 1999-11-12
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x}  QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCAHANGE
         ACT


For the transition period from                   to
                               -----------------    -------------------

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

      Class: Common Stock, par value $.10 per share
      Outstanding at November 9, 1999: 952,285

                            Advance Financial Bancorp

                                      Index



                                                                            Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet ( Unaudited)  as of
                   September 30, 1999 and June 30, 1999                        3

                 Consolidated Statement of Income (Unaudited)
                   For the Three Months ended September 30, 1999 and 1998      4

                 Consolidated Statement of Cash Flows (Unaudited)
                   For the Three Months ended September 30, 1999 and 1998      5

                 Notes to the Unaudited Consolidated Financial Statements      6


        Item 2 - Management's Discussion and Analysis                       7-12

Part II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                            13

        Item 2 - Changes in Securities                                        13

        Item 3 - Default Upon Senior Securities                               13

        Item 4 - Submissions of Matters to a vote of Security Holders         13

        Item 5 - Other Information                                            13

        Item 6 - Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                    14

                           ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                SEPTEMBER 30,      JUNE 30,
                                                                                    1999             1999
                                                                               -------------    -------------

Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $   1,193,812    $   1,395,704
       Interest bearing deposits with other institutions                           1,800,118        2,964,166
                                                                               -------------    -------------
          Total cash and cash equivalents                                          2,993,930        4,359,870
                                                                               -------------    -------------

     Investment securities:
       Securities held to maturity (fair value of $1,210,260 and $970,914)         1,249,453          999,896
       Securities available for sale                                               8,892,306        4,481,475
                                                                               -------------    -------------
          Total investment securities                                             10,141,759        5,481,371
                                                                               -------------    -------------

     Mortgaged-backed securities:
       Securities held to maturity (fair value of $2,335,524 and $2,456,645)       2,357,928        2,472,681
       Securities available for sale                                               1,698,875        1,832,845
                                                                               -------------    -------------
          Total mortgage-backed securities                                         4,056,803        4,305,526
                                                                               -------------    -------------

     Loans receivable,  (net of allowance for loan losses
          of $606,084 and $582,280 )                                             114,414,775      109,899,551
     Office properties and equipment, net                                          4,119,000        4,084,793
     Federal Home Loan Bank Stock, at cost                                           629,500          629,500
     Accrued interest receivable                                                     767,164          664,058
     Other assets                                                                    445,783          501,967
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 137,568,714    $ 129,926,636
                                                                               =============    =============

Liabilities:
     Deposits                                                                  $ 110,591,136    $ 105,338,770
     Advances from Federal Home Loan Bank                                         11,500,000        9,000,000
     Advance payments by borrowers for taxes and insurance                           126,143          196,993
     Accrued interest payable and other liabilities                                  397,627          397,421
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      122,614,906      114,933,184
                                                                               -------------    -------------

Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                        --               --
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,321,328       10,316,719
     Retained earnings - substantially restricted                                  7,741,200        7,623,733
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (576,077)        (597,767)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (626,801)        (682,357)
     Treasury Stock (119,165  and 103,165 shares at cost)                         (1,824,590)      (1,626,890)
     Accumulated other comprehensive loss                                           (189,697)        (148,431)
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              14,953,808       14,993,452
                                                                               -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 137,568,714    $ 129,926,636
                                                                               =============    =============


See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                 1999         1998
                                                                                 ----         ----
INTEREST AND DIVIDEND INCOME
    Loans                                                                    $2,261,906   $2,044,794
    Investment securities                                                       132,187       27,305
    Interest-bearing deposits with other institutions                            53,701      120,083
    Mortgage-backed securities                                                   64,313        7,717
    Dividends on Federal Home Loan Bank Stock                                    10,710       10,194
                                                                             ----------   ----------
         Total interest and dividend income                                   2,522,817    2,210,093
                                                                             ----------   ----------
INTEREST EXPENSE
    Deposits                                                                  1,169,344    1,078,636
    Advances from Federal Home Loan Bank                                        145,390      124,734
                                                                             ----------   ----------
         Total interest expense                                               1,314,734    1,203,370
                                                                             ----------   ----------
NET INTEREST INCOME                                                           1,208,083    1,006,723

Provision for loan losses                                                        37,500       37,500
                                                                             ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           1,170,583      969,223
                                                                             ----------   ----------

    Service charges on deposit accounts                                         104,964       86,431
    Gain on sale of loans                                                           611       33,225
    Other income                                                                 59,894       66,024
                                                                             ----------   ----------
         Total noninterest income                                               165,469      185,680
                                                                             ----------   ----------
NONINTEREST EXPENSE
    Compensation and employee benefits                                          456,540      430,705
    Occupancy and equipment                                                     161,841      140,726
    Professional fees                                                            32,510       37,621
    Advertising                                                                  34,828       33,730
    Data processing charges                                                      90,169       85,518
    Other expenses                                                              219,342      196,897
                                                                             ----------   ----------
         Total noninterest expenses                                             995,230      925,197
                                                                             ----------   ----------
Income before income taxes                                                      340,822      229,706
Income taxes                                                                    135,725       94,877
                                                                             ----------   ----------
NET INCOME                                                                   $  205,097   $  134,829
                                                                             ==========   ==========
EARNINGS PER SHARE
         Basic                                                               $      .23   $     0.15
         Diluted                                                             $      .23   $     0.15


See accompanying notes to the unaudited consolidated financial statements

                        ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     1999                 1998
                                                                              ----------------    -----------------

OPERATING ACTIVITIES
     Net Income                                                                      $205,097             $134,829
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                                145,812              180,806
         Provision for loan losses                                                     37,500               37,500
         Gain on sale of loans                                                           (611)             (33,225)
         Origination of loans held for sale                                          (170,000)          (1,839,749)
         Proceeds from the sale of loans                                              170,611            2,772,324
         Decrease in other assets and liabilities                                      (1,973)            (136,761)
                                                                              ----------------    -----------------
              Net cash provided by operating activities                               386,436            1,115,724
                                                                              ----------------    -----------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                                   (249,453)            (500,000)
         Maturities and repayments                                                          -            1,000,000
     Investment securities available for sale:
         Purchases                                                                 (4,467,656)                   -
         Maturities and repayments                                                      2,005                3,610
     Mortgage-backed securities held to maturity:
         Purchases                                                                          -                    -
         Maturities and repayments                                                    114,076                3,911
     Mortgage-backed securities available for sale:
         Purchases                                                                          -                    -
         Maturities and repayments                                                    126,063                    -
     Net increase in loans                                                         (4,552,724)          (3,338,885)
     Purchases of premises and equipment                                             (120,873)             (97,413)
                                                                              ----------------    -----------------
              Net cash used in investing activities                                (9,148,562)          (2,928,777)
                                                                              ----------------    -----------------
FINANCING ACTIVITIES
     Net increase in deposits                                                       5,252,366            3,721,389
     Proceeds (Repayments) from advances from Federal Home Loan Bank                2,500,000           (1,000,000)
     Net change in advances for taxes and insurance                                   (70,850)             (63,362)
     Purchase of treasury stock                                                      (197,700)                   -
     Cash dividends paid                                                              (87,630)             (75,910)
                                                                              ----------------    -----------------
              Net cash provided by financing activities                             7,396,186            2,582,117
                                                                              ----------------    -----------------

              (Decrease) increase  in cash and cash equivalents                    (1,365,940)             769,064

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,359,870            9,084,193
                                                                              ----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,993,930           $9,853,257
                                                                              ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                                       $1,309,940           $1,186,998
         Income taxes                                                                $135,255             $155,000


See accompanying notes to the unaudited consolidated financial statements.
                                      -5-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2000 or any other interim period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 1999 and related notes which are included on the Form 10-KSB (file no. 0-21885)

NOTE 2 - EARNINGS PER SHARE

 The following table sets forth a reconciliation of the denominator of the basic and dilutive earnings per share computation in accordance with SFAS No. 128.

                                                                Three Months Ended
                                                                   September 30
                                                                  1999      1998
                                                                --------- ---------
Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                906,441   955,418
Effect of dilutive securities:
         Employee stock options                                     --        --
                                                                 -------   -------

Dilutive potential common shares                                 906,441   955,418

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                             906,441   955,418
                                                                 =======   =======

NOTE 3 - COMPREHENSIVE INCOME

Other comprehensive income consists solely of unrealized gains and losses on available for sale securities. For the three months ended September 30, 1999, comprehensive income totaled $163,831.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. Advance Financial Bancorp (the "Company") undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30,1999 AND JUNE 30, 1999
------------------------------------------------------------------------

Total assets increased by approximately $7,642,000 to $137,568,714 at September 30,1999, from $129,926,636 at June 30, 1999. Deposits, which increased by
$5,252,000,   were  used  to  fund  loan  demand  and  purchases  of  investment securities.

Interest-bearing deposits with other financial institutions decreased by $1,164,000 to $1,800,118 at September 30, 1999, from $2,964,166 at June 30,
1999. This decrease was used primarily to purchase Federal Home Loan Bank ("FHLB") bonds classified as available for sale.

Investment securities available for sale increased by $4,411,000 to $8,892,306 at September 30, 1999 from $4,481,475 at June 30, 1999. This increase includes approximately $1,970,000 in four FHLB bonds with callable options ranging from 3 months to 2 years and an effective weighted average interest rate of 7.45%. The funding for these bonds came from the strong deposit growth and the use of interest-bearing deposits with other financial institutions. The increase also includes the purchase of a $2,500,000 15-year FHLB bond with a callable option of 1-year and an effective interest yield of 8.10%. The funding for this bond came from a FHLB advance that matures in one year and has an effective cost of funds of 5.94%. Management placed these investments into this category for liquidity purposes while maximizing interest yields in excess of the federal overnight rates paid on interest-bearing demand deposits.

Net loans receivable increased by $4,515,000 to $114,414,775 at September 30, 1999, from $109,899,551 at June 30, 1999. The loan demand was spread over the entire portfolio. Loans secured by 1-4 family residences increased by $2,300,000 due to demand for ARMs and the bank's "no fee" Equity Line of Credit program. Multi-family residential loans increased by $932,000 due to strong loan demand for the Company's competitively priced ARM products. Automobile loans increased $600,000 due principally to increased loan activity written by automobile dealership customers of the Company. Commercial loans increased by $517,000 due principally to the addition of a new automobile dealership to the Company's customer base. See "Risk Elements".

Deposits increased by $5,252,000 to $110,591,136 at September 30,1999 from $105,338,770 at June 30, 1999. This increase is primarily the result of a certificate of deposit special called "Advantage 2000" that offered above market rates on certificates of deposit at 5.25% for 12 months and 5.50% for 18 months. The "advantage" of this product is that the customers have a 10-day option at the end of 1999 to redeem the certificate with no penalty. This successful special was offered from June 20, 1999 to September 30, 1999. The Company believes they will be able to retain these deposits during the option period by continuing to offer the most competitive rates in their market area. Savings deposits increased $427,000 while demand deposits decreased $472,000 for the quarter. The demand deposit decrease was primarily the result of a decrease in commercial checking of $1,278,000.

Equity capital decreased by approximately, $40,000 to $14,953,808 at September 30, 1999 from $14,993,452 at June 30, 1999. Net income of $205,000 and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $81,900, were offset by the payment of cash dividends of $87,600, a increase in net unrealized loss on securities of $41,200 and the purchase of 16,000 shares of treasury stock for $197,700, or an average cost of $12.36 per share.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1999 AND 1998
-------------

Net interest income increased $201,000 or 19.96%, to $1,208,000 for the three months ended September 30, 1999, from $1,007,000 for the comparable period ended 1998. The increase in net interest income resulted primarily from an increase in fluctuations of average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended September 30, 1999 increased to 3.29% from 3.15% for the comparable period ended 1998. The average yield on interest earning assets decreased by 19 basis points to 7.88% for the three months ended September 30, 1999, from 8.07% for the comparable period ended 1998. The average cost of funds decreased by 33 basis points to 4.59% for the three months ended September 30, 1999 from 4.92% for the comparable period ended 1998.

Interest income increased $313,000 or 14.15% primarily from an increase in earnings on loans of $217,000 or 10.62%, as the average principle balance increased $12,912,000 or 13.07%, to $111,734,000 for the period ended September 30, 1999, from $98,822,000 for the comparable 1998 period. Interest income on investments and interest-bearing deposits with other financial institutions increased approximately $96,000 or 57.84%, as average principal balances increased $5,642,000 or 52.51% to $16,387,000 for the period ended September 30, 1999, from $10,745,000 for the comparable 1998 period.

Interest expense increased $112,000 or 9.25%, primarily from an increase in interest on deposits of $91,000 or 8.4%, as the average balance increased $15,867,000 or 17.9%, to $104,488,000 for the three months ended September 30, 1999, from $88,621,000 for the comparable 1998 period. Interest expense on advances increased $21,000 or 16.56%, as the average balance increased $1,083,000 or 11.81%, to $10,250,000 for the three months ended September 30, 1999, from $9,167,000 for the comparable 1998 period.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision of loan losses remained stable for the three months ended September 30, 1999,compared to the same 1998 period. See "Risk Elements".

Noninterest income decreased $20,000 or 10.88%, to $166,000 for the three months ended September 30, 1999 from $186,000 for the comparable period ended 1998. This decrease is primarily due to the decrease in gains on sales of fixed rate mortgage loans and related servicing rights of $33,000 and $26,000, respectively. Offsetting these decreases, are increases in service charges on deposit accounts and ATM income of $18,500 and $11,300, respectively, due to increased activity.

Noninterest expense increased $70,000 or 7.57%, to $995,000 for the three months ended September 30, 1999, from $925,000 for the comparable 1998 period. For the three month period ended, compensation and employee benefits increased $26,000 or 6.04%, due to the hiring of additional employees and related benefits for loan collection, accounting and data processing, as well as, additional costs of living increases for all full time employees. Occupancy and equipment increased $21,000 or 14.92% due primarily to the incurrence of real estate taxes for the Wintersville branch of $7,400 and an increase in depreciation expense for equipment of $11,000. Other expenses increased $22,400 or 11.38%, due mainly to benefit costs in connection with the Company's directors of $6,100, as well as, additional Ohio franchise tax of $8,000 due to the Wintersville branch.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of funds are deposits, amortization and prepayments of loans, maturities of investment securities, and funds provided from operations. While scheduled loan prepayments are a relatively predicable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements.

The Company has other sources of liquidity if the need for additional funds arises. An additional source of funds includes a RepoPlus line of credit with the Federal Home Loan Bank of Pittsburgh amounting to $10 million. The Company currently has no outstanding amount due on the RepoPlus line of credit.

As of September 30, 1999, the Company had commitments to fund loans of approximately $1,358,600. These loan commitments were funded in October 1999.

The Company has developed a cash and liquidity plan as a result of their year 2000 preparedness and contingency planning. The plan involves the potential need for additional cash in the event that customers and business react unpredictably to possible year 2000 related problems. Part of that reaction could include the demand for increased amount of cash by customers. The process of preparing for this contingency will require the bank to withdraw money from interest-earning deposit accounts or increase their borrowings to fund this infusion of cash resources. In the event that customers do react unpredictably, the Company will have an adequate cash supply to meet the customer demands, however, this activity may cause shrinkage in deposits amounts. If such an event occurs, net income for the quarter ended December 31, 1999 may slightly decrease

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1999, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 16.53%, 15.88%, 10.87% and 15.34%, 14.70%, and 9.94%, respectively, at September 30, 1999.

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


                                                     September 30,    June 30,
                                                         1999          1999
                                                     -------------   -----------

Loans on a nonaccrual basis                            $535            $456
Loans past due 90 days or more and still accruing       165             309
                                                       ----            ----
         Total nonperforming loans                      700             765
                                                       ----            ----

Other real estate                                        50              50
Repossessed assets                                      --                9
                                                       ----            ----
         Total nonperforming assets                    $750            $824
                                                       ----            ----


Nonperforming loans as a percentage of total loans     0.61%           0.69%
                                                       ====            ====

Nonperforming assets as a percentage of total assets   0.55%           0.63%
                                                       ====            ====

Allowance for loan losses to nonperforming loans      86.58%          76.12%
                                                      =====           =====


As of September 30, 1999, the total investment in impaired loans was $385,922, and such amount was subject to a specific allowance for loan losses of $31,322. The average investment in impaired loans during the quarter ended September 30, 1999 was $385,922. The interest income potential based upon the original term of the contracts of these impaired loans was $8,704 for the quarter ended September 30, 1999. No interest income was recognized during the quarter. In October 1999, the Company concluded a foreclosure action on the properties securing all of the impaired loans as of September 30, 1999 and reclassified them as "Other Real Estate Owned". Such properties were recorded at fair market value, which was approximately $355,000.

During the three month period ended September 30, 1999, net loans increased approximately $4,515,000 and nonperforming loans decreased $65,000 while the allowance for loan losses increased $23,800 for the same period. The level of funding for the provision is a reflection of the overall loan demand and is not an indication of any decline in the quality of the loan portfolio. Nonaccrual loans consist of $149,000 in one to four family residential mortgages, $317,000 in commercial real estate and $69,000 in commercial loans. The nonaccrual commercial real estate loan and commercial loan are classified as impaired and are included above

Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

The Company monitors its allowance for loan losses and makes future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wide variety of loan products. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk included in the loan portfolio.

The following is a breakdown of the loan portfolio mix at September 30, 1999 and June 30, 1999:

                                       September 30,    June 30,
                                           1999           1999
                                      --------------  ------------
Mortgage loans:
           1-4 family                  $ 61,997,029   $ 59,673,803
           Multi-family                   3,621,659      2,689,531
           Non-residential               23,235,164     23,216,018
           Construction                   2,420,688      2,073,165
                                       ------------   ------------
                                         91,274,540     87,652,517
                                       ------------   ------------
Consumer Loans:
           Home Improvement               1,144,195      1,195,518
           Automobile                     9,253,534      8,647,953
           Share loans                    1,333,841      1,360,054
           Other                          2,557,287      2,384,401
                                       ------------   ------------
                                         14,288,857     13,587,926
                                       ------------   ------------

                                       ------------   ------------
Commercial Loans                         10,904,760     10,387,570
                                       ------------   ------------

Less:
           Loans in process               1,313,543      1,006,813
           Net deferred loan fees           133,755        139,369
           Allowance for loan losses        606,084        582,280
                                       ------------   ------------
                                          2,053,382      1,728,462
                                       ------------   ------------
                Total                  $114,414,775   $109,899,551
                                       ============   ============


YEAR 2000 EVALUATION
--------------------

Rapid and accurate data processing is essential to the Company's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) and are expected to read entries for the year 2000 as the year 1900 or as zero and an incorrect attempt to compute payment, interest, delinquency and other data. The Company has been evaluating both information technology (computer systems) and non-information technology systems (e.g. vault timers, electronic door lock and elevator controls). Based upon such evaluations; management has determined that the Company has year 2000 risk in three areas: (1) Company's own computers, (2) Computers of others used by the Company's borrowers, and (3) Computers of others who provide the Company with data processing.

COMPANY'S OWN COMPUTERS. As of September 30, 1999, the Company has upgraded its computer system to comply with the year 2000 risk. Such costs expended were not material to the financial statements of the Company. The Company does not anticipate any additional costs throughout the remainder of calendar 1999.

BORROWERS The Company has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Company. The Company believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that the year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Company. The Company does not expect any material costs to address this risk area throughout the remainder of calendar 1999, and believes they are year 2000 compliant in this risk area.

DATA PROCESSING This risk is primarily focused on one third party service bureau that provides virtually all of the Company's data processing. In November of 1998, this service bureau has advised the Company that they are year 2000 compliant. Additionally, on January 1, 2000, the Company will begin in-house item processing. The equipment and software purchased to perform this function is certified by the vendor as being year 2000 compliant. In-house testing and validation of the equipment is expected to be completed by November 30, 1999.

CONTINGENCY PLAN. The Company is continuing to monitor any changes to the service bureau and any effects that they might have on their status as year 2000 compliant. If the service bureau fails, the Company will attempt to locate an alternative service bureau that is year 2000 compliant. If the Company is unsuccessful, it will use its existing computer system to enter deposit balances and interest on these accounts. If this labor-intensive approach is necessary, management and employees will become much less efficient. However, the Company believes that they would be able to operate in this manner indefinitely, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few institutional service bureaus were operating in the year 2000, the Company's replacement costs, assuming the Company could negotiate an agreement, could be material. The written contingency plan and business resumption plan has been completed, validated, and tested. In July of 1999, the Board of Directors approved such plan. The plan will be updated for any changes in the Company's mission critical applications. Plan updates and changes through the remainder of 1999 are subject to additional validation, testing and approval upon implementation.

     While the Company's year 2000 plan was designed to significantly address the year 2000 problems, the occurrence of the following could negatively impact the Company:

(a) utility service companies may be unable to provide the necessary service to implement the Company's data systems or provide sufficient sanitary conditions for its offices; or
(b) the Company's service bureau provider could have a major malfunction in their system or their service could be disrupted due to their utility providers, or some combination of the two; or
(c) the Company may have to transact its business manually.

     Successful and timely completion of the year 2000 plan is based upon the Company's best estimates derived from various assumptions of future events which are inherently uncertain, including the progress and results of its external service bureau, testing plans, and all vendors, suppliers and customer readiness.

     Despite the Company's best efforts to address the year 2000 problems, the vast number of external entities that have direct and indirect business relationships with the Company, such as, customers, vendors, payment system providers, utility providers, and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Company's business or its consolidated financial statements.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in securities

                NONE

Item 3 - Defaults upon senior securities

                NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

                NONE

Item 5 - Other information

                NONE

Item 6  - Exhibits and reports on Form 8-K

(a)      List of Exhibits:

               3(i) Certificate  of  Incorporation  of  Advance   Financial
                    Bancorp *
               3(ii)Amended Bylaws of Advance Financial Bancorp *****
               4(i) Specimen Stock Certificate * 4 (ii) Shareholders  Rights
                    Plan **
               10   Employment   Agreement  between  the  Bank  and  Stephen  M.
                    Gagliardi ***
               10.1 1998 Stock Option Plan ****
               10.2 Restricted Stock Plan and Trust Agreement ****
               27   Financial Data Schedule (electronic filing only)

--------------------------------------------------------------------------------
               (b)    None


o Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996

** Incorporated by reference to the Form 8-K ( File No. 0-21885) filed July 17, 1997

*** Incorporated by reference to the June 30, 1997 Form 10K-SB (File No. 0-21885) filed September 23, 1997

**** Incorporated by reference to the proxy statement for the Special Meeting of the Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.

*****Incorporated  by  reference  to the June 30,  1999  Form  10KSB  (File  No.
     0-21885) filed on . September 23, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Advance Financial Bancorp

Date:  November 12, 1999               By: /s/Stephen M. Gagliardi
                                           ----------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  November 12, 1999               By: /s/Stephen M. Magnone
                                           ----------------------------------
                                           Stephen M. Magnone
                                           Vice President and CFO