Form 10QSB
period 1999-12-31
ADVANCE FINANCIAL BANCORP
filed 2000-02-14
CIK 1023398

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

                            Advance Financial Bancorp
                            -------------------------

             (Exact name of registrant as specified in its charter)


West Virginia                                                55-0753533
-------------                                                ----------
(State or jurisdiction of                                  (IRS Employer
incorporation or organization)                            Identification No.)


                    1015 Commerce Street, Wellsburg, WV 26070
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected  to such filing  requirements  for the past 90 days.  Yes  X   No
                                                                    ---     ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at February 10, 2000:   932,285

                            Advance Financial Bancorp

                                      Index

                                                                           Page
                                                                          Number


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet (Unaudited) as of
                     December 31, 1999 and June 30, 1999                    3

                 Consolidated Statement of Income (Unaudited)
                     For the Three Months ended December 31, 1999 and 1998  4

                 Consolidated Statement of Income (Unaudited)
                  For the Six Months ended December 31, 1999 and 1998       5

                 Consolidated Statement of Cash Flows (Unaudited)
                  For the Six Months ended December 31, 1999 and 1998       6

                 Notes to the Unaudited Consolidated Financial Statements   7-8


          Item 2 - Management's Discussion and Analysis                     9-14

Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                       15

           Item 2 - Changes in Securities                                   15

           Item 3 - Default Upon Senior Securities                          15

           Item 4 - Submissions of Matters to a vote of Security Holders    15

           Item 5 - Other Information                                       15

           Item 6 - Exhibits and Reports on Form 8-K                        16

SIGNATURES                                                                  17

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                            DECEMBER 31,            JUNE 30,
                                                                                              1999                    1999
                                                                                         -----------------    -------------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                                         $2,324,108              $1,395,704
       Interest bearing deposits with other institutions                                        2,562,893               2,964,166
                                                                                         -----------------    -------------------
          Total cash and cash equivalents                                                       4,887,001               4,359,870
                                                                                         -----------------    -------------------
     Investment securities:
       Securities held to maturity (fair value of $1,183,904 and $970,914)                      1,249,453                 999,896
       Securities available for sale                                                            8,200,413               4,481,475
                                                                                         -----------------    -------------------
          Total investment securities                                                           9,449,866               5,481,371
                                                                                         -----------------    -------------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $2,230,585 and $2,456,645)                    2,275,330               2,472,681
       Securities available for sale                                                            1,641,695               1,832,845
                                                                                         -----------------    -------------------
          Total mortgage-backed securities                                                      3,917,025               4,305,526
                                                                                         -----------------    -------------------
     Loans receivable,  (net of allowance for loan losses
          of $606,920 and $582,280 )                                                          118,261,571             109,899,551
     Office properties and equipment, net                                                       4,114,529               4,084,793
     Federal Home Loan Bank Stock, at cost                                                        800,000                 629,500
     Accrued interest receivable                                                                  833,530                 664,058
     Other assets                                                                                 934,891                 501,967
                                                                                         -----------------    -------------------
          TOTAL ASSETS                                                                       $143,198,413            $129,926,636
                                                                                         =================    ===================
Liabilities:
     Deposits                                                                                $112,041,671            $105,338,770
     Advances from Federal Home Loan Bank                                                      16,000,000               9,000,000
     Advance payments by borrowers for taxes and insurance                                        190,650                 196,993
     Accrued interest payable and other liabilities                                               352,789                 397,421
                                                                                         -----------------    -------------------
          TOTAL LIABILITIES                                                                   128,585,110             114,933,184
                                                                                         -----------------    -------------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                               -                       -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                                      108,445                 108,445
     Additional paid in capital                                                                10,326,840              10,316,719
     Retained earnings - substantially restricted                                               7,866,214               7,623,733
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                             (554,387)               (597,767)
     Unallocated shares held by Restricted Stock Plan (RSP)                                      (571,245)               (682,357)
     Treasury Stock (152,165  and 103,165 shares at cost)                                      (2,233,265)             (1,626,890)
     Accumulated other comprehensive loss                                                        (329,299)               (148,431)
                                                                                         -----------------    -------------------
          TOTAL STOCKHOLDERS' EQUITY                                                           14,613,303              14,993,452
                                                                                         -----------------    -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $143,198,413            $129,926,636
                                                                                         =================    ===================

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                           1999                   1998
                                                                                       ----------------     ------------------
INTEREST AND DIVIDEND INCOME
    Loans                                                                                   $2,370,995             $2,150,478
    Investment securities                                                                      177,137                 36,230
    Interest-bearing deposits with other institutions                                           28,368                 89,658
    Mortgage-backed securities                                                                  65,267                  9,002
    Dividends on Federal Home Loan Bank Stock                                                   13,721                 10,194
                                                                                       ----------------     ------------------
         Total interest and dividend income                                                  2,655,488              2,295,562
                                                                                       ----------------     ------------------
INTEREST EXPENSE
    Deposits                                                                                 1,218,001              1,088,214
    Advances from Federal Home Loan Bank                                                       205,986                121,793
                                                                                       ----------------     ------------------
         Total interest expense                                                              1,423,987              1,210,007
                                                                                       ----------------     ------------------
NET INTEREST INCOME                                                                          1,231,501              1,085,555

Provision for loan losses                                                                       37,500                 37,500
                                                                                       ----------------     ------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          1,194,001              1,048,055
                                                                                       ----------------     ------------------

NONINTEREST INCOME
    Service charges on deposit accounts                                                        112,931                 99,654
    Gain on sale of loans                                                                        3,528                 37,010
    Other income                                                                                62,088                 71,289
                                                                                       ----------------     ------------------
         Total noninterest income                                                              178,547                207,953
                                                                                       ----------------     ------------------
NONINTEREST EXPENSE
    Compensation and employee benefits                                                         483,359                428,332
    Occupancy and equipment                                                                    165,456                152,482
    Professional fees                                                                           25,512                 47,742
    Advertising                                                                                 28,280                 30,269
    Data processing charges                                                                     85,136                 86,658
    Other expenses                                                                             245,384                212,471
                                                                                       ----------------     ------------------
         Total noninterest expenses                                                          1,033,127                957,954
                                                                                       ----------------     ------------------
Income before income taxes                                                                     339,421                298,054
Income taxes                                                                                   130,657                112,575
                                                                                       ----------------     ------------------
NET INCOME                                                                                    $208,764               $185,479
                                                                                       ================     ==================
EARNINGS PER SHARE
         Basic                                                                         $           .23                   0.19
         Diluted                                                                       $           .23                   0.19

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                                   1999                    1998
                                                             ------------------     -------------------
INTEREST AND DIVIDEND INCOME
    Loans                                                           $4,632,901              $4,195,272
    Investment securities                                              309,324                  63,535
    Interest-bearing deposits with other institutions                   82,069                 209,741
    Mortgage-backed securities                                         129,580                  16,719
    Dividends on Federal Home Loan Bank Stock                           24,431                  20,388
                                                             ------------------     -------------------
         Total interest and dividend income                          5,178,305               4,505,655
                                                             ------------------     -------------------
INTEREST EXPENSE
    Deposits                                                         2,387,345               2,166,850
    Advances from Federal Home Loan Bank                               351,376                 246,527
                                                             ------------------     -------------------
         Total interest expense                                      2,738,721               2,413,377
                                                             ------------------     -------------------
NET INTEREST INCOME                                                  2,439,584               2,092,278

Provision for loan losses                                               75,000                  75,000
                                                             ------------------     -------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,364,584               2,017,278
                                                             ------------------     -------------------
NONINTEREST INCOME
    Service charges on deposit accounts                                217,895                 186,085
    Gain on sale of loans                                                4,139                  70,235
    Other income                                                       121,982                 137,313
                                                             ------------------     -------------------
         Total noninterest income                                      344,016                 393,633
                                                             ------------------     -------------------
NONINTEREST EXPENSE
    Compensation and employee benefits                                 939,899                 859,037
    Occupancy and equipment                                            327,297                 293,208
    Professional fees                                                   58,022                  85,363
    Advertising                                                         63,108                  63,999
    Data processing charges                                            175,305                 172,176
    Other expenses                                                     464,726                 409,368
                                                             ------------------     -------------------
         Total noninterest expenses                                  2,028,357               1,883,151
                                                             ------------------     -------------------
Income before income taxes                                             680,243                 527,760
Income taxes                                                           266,382                 207,452
                                                             ------------------     -------------------
NET INCOME                                                            $413,861                $320,308
                                                             ==================     ===================
EARNINGS PER SHARE
         Basic                                               $             .46                    0.33
         Diluted                                             $             .46                    0.33


See accompanying notes to the unaudited consolidated financial statements.

                       ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER,31
                                                                                   1999                 1998
                                                                              ----------------     ----------------
OPERATING ACTIVITIES
     Net Income                                                                      $413,861             $320,308
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                                282,974              308,992
         Provision for loan losses                                                     75,000               75,000
         Gain on sale of loans                                                         (4,139)             (70,235)
         Origination of loans held for sale                                        (1,056,640)          (6,169,869)
         Proceeds from the sale of loans                                            1,060,779            5,692,648
         Increase in other assets and liabilities                                    (142,717)            (205,385)
                                                                              ----------------     -----------------
              Net cash provided by (used in) operating activities                     629,118              (48,541)
                                                                              ----------------     -----------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                                   (249,453)          (1,500,000)
         Maturities and repayments                                                          -            2,000,000
     Investment securities available for sale:
         Purchases                                                                 (4,467,656)          (3,013,675)
         Maturities and repayments                                                    503,740                6,895
     Mortgage-backed securities held to maturity:
         Purchases                                                                          -           (1,006,296)
         Maturities and repayments                                                    196,166                7,448
     Mortgage-backed securities available for sale:
         Purchases                                                                          -                    -
         Maturities and repayments                                                    162,660                    -
     Purchases of Federal Home Loan Bank Stock                                       (170,500)
     Net increase in loans                                                         (8,794,518)          (7,296,031)
     Purchases of premises and equipment                                             (201,228)            (147,925)
                                                                              ----------------     -----------------
              Net cash used in investing activities                               (13,020,789)         (10,949,584)
                                                                              ----------------     -----------------
FINANCING ACTIVITIES
     Net increase in deposits                                                       6,702,901            8,484,964
     Net Proceeds (Repayments) from advances from Federal Home Loan Bank            7,000,000           (1,000,000)
     Net change in advances for taxes and insurance                                    (6,343)             (10,605)
     Purchase of treasury stock                                                      (606,375)                   -
     Cash dividends paid                                                             (171,381)            (144,203)

                                                                              ----------------     -----------------
              Net cash provided by financing activities                            12,918,802            7,330,156
                                                                              ----------------     -----------------
              Increase (decrease) in cash and cash equivalents                        527,131           (3,667,969)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,359,870            9,084,193
                                                                              ----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $4,887,001           $5,416,224
                                                                              ================     =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                                       $2,656,284           $2,414,931
         Income taxes                                                                $267,672             $230,779


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

                                                                               Six Months Ended
                                                                                 December 31

                                                                           1999                1998
                                                                       --------------     ---------------
Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                            900,878             956,287

Effect of dilutive securities:
         Employee stock options                                                    -                   -
                                                                       --------------     ---------------
Dilutive potential common shares                                             900,878             956,287

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                                         900,878             956,287
                                                                       ==============     ===============

                                                                                Three Months Ended
                                                                                   December 31
                                                                           1999                1998
                                                                       --------------     ----------------
Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                         888,110                 958,096

Effect of dilutive securities:
         Employee stock options                                                 -                       -
                                                                       --------------     ----------------
Dilutive potential common shares                                          888,110                 958,096

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                                      888,110                 958,096
                                                                       ==============     ================



NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive loss consists solely of net unrealized gains and losses on available for sale securities. For the three and six months ended December 31, 1999, comprehensive income totaled $69,162 and $232,993, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, Year 2000 issues, and general economic conditions. Advance Financial Bancorp (the "Company") undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Advance Financial Savings Bank (the "Bank"). As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31,1999 AND JUNE 30, 1999
-----------------------------------------------------------------------
Total assets increased $13,272,000 to $143,198,000 at December 31, 1999, from $129,926,000 at June 30, 1999. At December 31, 1999, deposits and Federal Home Loan Bank ("FHLB") advances increased $6,703,000 and $7,000,000, respectively. These increases were used to fund loan demand, to purchase investment securities, and to fund cash liquidity for the Year 2000.

Cash and amounts due from banks increased by $928,000 to $2,324,000 at December 31, 1999 from $1,396,000 at June 30, 1999. This increase was funded by a short-term advance from the FHLB in anticipation of Y2K liquidity needs. These excess funds were returned to the Federal Reserve in January 2000 and the outstanding advance from the FHLB was reduced by $1 million.

Interest-bearing   deposits  with  other  financial  institutions  decreased  by
$401,000 to $2,563,000 at December 31, 1999,  from  $2,964,000 at June 30, 1999.
This decrease was used primarily to purchase investment securities.

Investment securities available for sale increased by $3,719,000 to $8,200,000 at December 31, 1999, from $4,481,000 at June 30, 1999. This increase includes approximately $1,470,000 in three FHLB bonds with callable options ranging from 6 months to 2 years and an effective weighted average interest rate of 7.11%. The funding for these bonds came from the strong deposit growth and the use of interest-bearing deposits with other financial institutions. In November 1999, the Company had one $500,000 FHLB bond called and the proceeds were used to fund loan demand during the month of December 1999. The increase also includes the purchase of a $2,500,000 15-year FHLB bond in August 1999 with a callable option of 1-year and an effective interest yield of 8.10%. The funding for this bond came from a FHLB advance that matures in August 2000 and has an effective cost of funds of 5.94%. Management placed these investments into this category for liquidity purposes while maximizing interest yields in excess of the federal overnight rates paid on interest-bearing demand deposits.

Net loans receivable increased by $8,362,000 to $118,262,000 at December 31, 1999, from $109,900,000 at June 30, 1999. The loan increase was spread over the entire portfolio. Loans secured by 1-4 family residences increased by $2,850,000 due to demand for ARMs and the bank's "no fee" Equity Line of Credit program. The company's "no fee" program ended during November 1999. Multi-family residential loans increased by $2,880,000 due to strong loan demand for the Company's competitively priced ARM products. Automobile loans increased $1,180,000 due principally to increased loan activity written by automobile dealership customers of the Company. Commercial loans increased by $1,040,000 due principally to the addition of a new automobile dealership to the Company's customer base. See "Risk Elements".

Deposits increased by $6,703,000 to $112,042,000 at December 31,1999 from $105,339,000 at June 30, 1999. Within the deposit line item, certificates of deposit increased by $7,002,000 to $70,718,000 at December 31, 1999 from $63,716,000 at June 30, 1999. This increase is primarily the result of two certificate of deposit specials. The first was called "Advantage 2000", this certificate offered above market rates on certificates of deposit at 5.25% for 12 months and 5.50% for 18 months. The "advantage" of this product was that the customers had a 10-day option at the end of 1999 to redeem the certificate with no penalty. This successful special was offered from June 20, 1999 to September 30, 1999. During the ten day option period of 1999, the Company had approximately $2,350,000 of the "Advantage 2000" certificates redeemed without penalty which was approximately 35% of the total amount deposited in the certificate product. The Company was able to retain all but approximately $330,000 of the redeemed certificates with customers generally transferring the funds into another of the certificate products called "Fives Are Wild". The second certificate of deposit special was called "Fives Are Wild", this certificate offered above market interest rates on certificates of deposit of 5.55% for five months, 5.75% for ten months, and 6.0% for 15 or 18 months. The "Fives Are Wild" program began in mid October and is currently still in place. During the latter part of December 1999, the company added to the "Fives Are Wild" program a 21 month product at 6.07%.

Savings deposits increased $287,000 while demand deposits decreased $586,000 for the six-month period ended December 31, 1999. The demand deposit decrease was primarily the net result of an increase in non-interest bearing deposits of $900,000 and a decrease in large money market demand accounts of $1,375,000. The majority of the money withdrawn from the money market demand account was generally deposited in a "Fives Are Wild" certificate product.

Advances from the FHLB increased by $7,000,000 to $16,000,000 at December 31, 1999 from $9,000,000 at June 30, 1999. This increase involves three separate advances. The first advance was for $2,500,000 with a weighted average rate of 5.94% that has a one-year maturity of August of 2000. The proceeds of this advance were used to purchase a FHLB bond described above under investment securities. The second advance was to increase an existing $3,000,000 callable advance to $5,000,000 with a weighted average rate of 5.52% that has an initial call date in October 2001. The additional $2,000,000 in proceeds from this advance were used to fund a three year adjustable rate mortgage loan originated in October 1999. The third advance was for $2,500,000 with a weighted average rate of 5.76% that matured in January 2000. The proceeds of this advance were held to fund Y2K liquidity. At maturity of this advance in January 2000, the Company repaid $1,000,000 of the outstanding amount by utilizing excess liquid resources remaining after December 31, 1999. The remaining $1,500,000 was put onto the RepoPlus line of credit.

In addition to the increases and changes to advances from the FHLB discussed above, during the quarter ended December 31, 1999, the FHLB called all three outstanding advances at June 30, 1999, amounting to $9,000,000. The Company elected to renew these advances at the proposed higher rates offered by the FHLB. The new weighted average rate of the renewed $9,000,000 in advances increased to 5.63% from 5.37% prior to the calls.

Equity capital decreased by approximately, $380,000 to $14,613,000 at December 31, 1999 from $14,993,000 at June 30, 1999. Net income of $413,900 and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $164,700, were offset by the payment of cash dividends of $171,300, an increase in net unrealized loss on securities of $180,900 and the purchase of 49,000 shares of treasury stock for $606,400, at an average cost of approximately $12.38 per share.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
---------------------------------------------------------------------------
DECEMBER 31, 1999 AND 1998
--------------------------

Net interest income increased $146,000 or 13.44%, to $1,232,000 for the three months ended December 31, 1999 from $1,086,000 for the comparable period ended 1998. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended December 31, 1999 decreased to 3.25% from 3.30% for the comparable period ended 1998. The average yield on interest earning assets decreased by 19 basis points to 7.91% for the three months ended December 31, 1999, from 8.10% for the comparable period ended 1998. The average cost of funds decreased by 14 basis points to 4.66% for the three months ended December 31, 1999 from 4.80% for the comparable period ended 1998.

Net interest income increased $347,000 or 16.60%, to $2,440,000 for the six months ended December 31, 1999 from $2,092,000 for the comparable period ended 1998. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the six months ended December 31, 1999 increased to 3.27% from 3.23% for the comparable period ended 1998. The average yield on interest earning assets decreased by 20 basis points to 7.89% for the six months ended December 31, 1999, from 8.09% for the comparable period ended 1998. The average cost of funds decreased by 24 basis points to 4.62% for the six months ended December 31, 1999 from 4.86% for the comparable period ended 1998.

Interest and dividend income increased $360,000 or 15.68% for the three months ended December 31, 1999 compared to the same period ended 1998. This increase was primarily due to an increase in earnings on loans of $221,000 as the average principle balance increased $13,276,000 to $116,418,000 for the period ended December 31, 1999, from $103,142,000 for the comparable 1998 period. Interest and dividend income on investments and interest-bearing deposits with other financial institutions increased approximately $139,000 as average principal balances increased $7,691,000 to $17,850,000 for the period ended December 31, 1999, from $10,159,000 for the comparable 1998 period.

Interest and dividend income increased $673,000 or 14.92% for the six months ended December 31, 1999 compared to the same period ended 1998. This increase was primarily due to an increase in earnings on loans of $438,000 as the average principle balance increased $13,094,000 to $114,076,000 for the period ended December 31, 1999, from $100,982,000 for the comparable 1998 period. Interest and dividend income on investments and interest-bearing deposits with other financial institutions increased approximately $235,000 as average principal balances increased $6,665,000 to $17,117,000 for the period ended December 31, 1999, from $10,452,000 for the comparable 1998 period.

Interest expense increased $214,000 or 17.68%, for the three months ended December 31, 1999 compared to the same period ended 1998. This increase was primarily due to an increase in interest on deposits of $130,000 as the average balance increased $15,816,000 to $107,572,000 for the period ended December 31, 1999, from $91,756,000 for the comparable 1998 period. Interest expense on advances increased $84,000 as the average balance increased $5,750,000 to $14,750,000 for the period ended December 31, 1999, from $9,000,000 for the comparable 1998 period.

Interest expense increased $325,000 or 13.48%, for the six months ended December 31, 1999 compared to the same period ended 1998. This increase was primarily due to an increase in interest on deposits of $220,000 as the average balance increased $15,842,000 to $106,030,000 for the period ended December 31, 1999, from $90,188,000 for the comparable 1998 period. Interest expense on advances increased $105,000 as the average balance increased $3,417,000 to $12,500,000 for the period ended December 31, 1999, from $9,083,000 for the comparable 1998 period.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision of loan losses remained stable for the three and six months ended December 31, 1999,compared to the same 1998 periods. See "Risk Elements".

Noninterest income decreased $29,000 or 14.14%, to $179,000 for the three months ended December 31, 1999 from $208,000 for the comparable period ended 1998. Noninterest income decreased $50,000 or 12.60%, to $344,000 for the six months ended December 31, 1999 from $394,000 for the comparable period ended 1998. For the three and six month periods of 1999, gains on sales of fixed rate mortgage loans and related servicing rights decreased by a combined $59,000 and $117,000, respectively. These decreases are due to the lack of demand of fixed rate mortgages as a result of the changing interest rate environment during the six months ended December 31, 1999 in comparison to the rate environment during the same period ended 1998. Offsetting these decreases for the three and six month periods of 1999 are increases in service charges on deposit accounts of $ 13,000 and $32,000, respectively, and ATM income of $8,000 and $19,000, respectively. These increases are due to increased customer activity.

Noninterest expense increased $75,000 or 7.85%, to $1,033,000 for the three months ended December 31, 1999, from $958,000 for the comparable 1998 period. Noninterest expense increased $145,000 or 7.71%, to $2,028,000 for the six months ended December 31, 1999 from $1,883,000 for the comparable 1998 period. For the three and six month periods ended December 31, 1999, compensation and employee benefits increased $55,000 and $81,000, respectively, due to the hiring of additional employees for loan collection, accounting and data processing, as well as, additional costs of living increases for all full time employees. Occupancy and equipment increased $13,000 and $34,000, respectively, due primarily to the incurrence of real estate taxes for the Wintersville branch of $7,500 and $15,000, respectively, and an increase in combined equipment depreciation and maintenance of $3,000 and $18,000, respectively. Professional fees decreased $22,000 and $27,000, respectively, primarily due to the preparation of regulatory reports internally that were previously out sourced. Other expenses increased $33,000 and $55,000, respectively due primarily to board fees in connection with the Company's directors of $4,000 and $11,000, respectively, ATM expense due to increased usage of $5,000 and $7,000,respectively, loan expenses in connection with the Company's Line of Credit program of $2,000 and $6,000, respectively, and additional Ohio franchise tax due to the Wintersville branch of $8,000 and $16,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1999, the Company had commitments to fund loans of approximately $232,200. These loan commitments were funded in January 2000.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1999, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 16.25%, 15.61%, 10.43% and 15.01%, 14.39%, and 9.70%, respectively, at December 31, 1999.

YEAR 2000
---------

The Company relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. The Company has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. Additionally, the Company began in-house item processing on January 3, 2000. The item processing equipment and software was tested and validated for Year 2000 compliance prior to December 31, 1999. The Company has operated and evaluated this equipment and software following January 3, 2000 and has not identified any errors or experienced any computer malfunctions. Nevertheless, the Company continues to monitor its information system to assess whether its systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers.

However, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem. The Company will continue to monitor its significant vendors of goods and services and customers with respect to any Year 2000 problems they may encounter, as those issues may effect its ability to continue operations, or might adversely affect the company's financial position, results of operations and cash flows. At this time, the Company does not believe that these potential problems will materially impact the ability to continue operations. However, no assurance can be given that this will be the case.

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


                                                        December 31,  June 30,
                                                            1999        1999
                                                      -------------  -----------

Loans on a nonaccrual basis                                   $237       $456
Loans past due 90 days or more and still accruing              188        309
                                                      -------------  ---------
         Total nonperforming loans                             425        765
                                                      -------------  ---------
Other real estate                                              407         50
Repossessed assets                                               -          9
                                                      -------------  ---------
         Total nonperforming assets                           $832       $824
                                                      -------------  ---------
Nonperforming loans as a percentage of total loans           0.36%       0.69%
                                                      =============  =========
Nonperforming assets as a percentage of total assets         0.58%       0.63%
                                                      =============  =========
Allowance for loan losses to nonperforming loans           142.80%      76.12%
                                                      =============  =========

Management monitors impaired loans on a continual basis. As of December 31, 1999, impaired loans had no material effect on the Company's financial position or result of operations. During the quarter ended December 31, 1999, the Company transferred $355,000 of impaired loans, which were classified as nonperforming loans as of September 30, 1999, into Other Real Estate. The Company has realized no loss on such loans.

During the six month period ended December 31, 1999, net loans increased approximately $8,362,000 and nonperforming loans decreased $340,000 while the allowance for loan losses increased $25,000 for the same period. The level of funding for the provision is a reflection of the overall increase in the loan portfolio and the change in the mix of the loan portfolio. Nonaccrual loans consist of $181,000 in one to four family residential mortgages and $56,000 in a commercial real estate mortgage.

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

The following is a breakdown of the loan portfolio mix at December 31, 1999 and June 30, 1999:

                                         December 31,           June 30,
                                             1999                 1999
                                       -----------------    -----------------
Mortgage loans:
           1-4 family                       $62,514,904          $59,673,803
           Multi-family                       5,572,020            2,689,531
           Non-residential                   22,948,730           23,216,018
           Construction                       3,307,813            2,073,165
                                       -----------------    -----------------
                                             94,343,467           87,652,517
                                       -----------------    -----------------
Consumer Loans:
           Home Improvement                   1,154,655            1,195,518
           Automobile                         9,828,931            8,647,953
           Share loans                        1,232,722            1,360,054
           Other                              2,581,007            2,384,401
                                       -----------------    -----------------
                                             14,797,315           13,587,926
                                       -----------------    -----------------

                                       -----------------    -----------------
Commercial Loans                             11,425,936           10,387,570
                                       -----------------    -----------------

Less:
           Loans in process                   1,573,052            1,006,813
           Net deferred loan fees               125,175              139,369
           Allowance for loan losses            606,920              582,280
                                       -----------------    -----------------
                                              2,305,147            1,728,462
                                       -----------------    -----------------
                Total                      $118,261,571         $109,899,551
                                       =================    =================

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in securities

                NONE

Item 3 - Defaults upon senior securities

                NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

The annual meeting of the shareholders of the Company was held on October 19, 1999 and the following matters were voted upon:

PROPOSAL I - Election of Directors with term to expire in 2002.

                                         FOR         WITHHELD
                                         ---         --------
     George H. Johnson                 506,734          950
     John R. Sperlazza                 504,334        3,335

Directors continuing in office are William B. Chesson, Stephen M. Gagliardi, James R. Murphy, William E. Watson, and Frank Gary Young.

PROPOSAL II - Ratification of the appointment of S.R. Snodgrass, AC., as independent auditors for the Company, for the fiscal year ending June 30, 2000.

                                         FOR         AGAINST     ABSTAIN
                                         ---         -------     -------
                                       506,684        1,000         0

Item 5 - Other information

                   NONE

Item 6  - Exhibits and reports on Form 8-K

     (a)    List of Exhibits:

           3 (i)   Certificate of Incorporation of Advance Financial Bancorp *
           3 (ii)  Amended Bylaws of Advance Financial Bancorp *****
           4 (i)   Specimen Stock Certificate *
           4 (ii)  Shareholders Rights Plan **
          10       Employment Agreement between the Bank and
                     Stephen M. Gagliardi ***
          10.1     1998 Stock Option Plan ****
          10.2     Restricted Stock Plan and Trust Agreement ****
          27       Financial Data Schedule  (electronic filing only)

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


                                      Advance Financial Bancorp

Date:  February 14, 2000              By:/s/Stephen M. Gagliardi
                                         ---------------------------------------
                                         Stephen M. Gagliardi
                                         President and Chief Executive Officer

Date:  February 14, 2000              By:/s/Stephen M. Magnone
                                         ---------------------------------------
                                         Stephen M. Magnone
                                         Vice President and CFO