Form 10QSB
period 2000-03-31
ADVANCE FINANCIAL BANCORP
filed 2000-05-12
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x} QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

{ }  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCAHANGE
     ACT


For the transition period from ________________to__________________


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


                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes x   No
                                                               ---    ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
       Outstanding at May 12, 2000:   932,285

                            Advance Financial Bancorp

                                      Index

                                                                                Page
                                                                               Number
                                                                               ------

Part I -  FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheet ( Unaudited)  as of
                      March 31, 2000 and June 30, 1999                           3

                   Consolidated Statement of Income (Unaudited)
                       For the Three Months ended March 31, 2000 and 1999        4

                   Consolidated Statement of Income (Unaudited)
                       For the Nine Months ended March 31, 2000 and 1999         5

                   Consolidated Statement of Cash Flows (Unaudited)
                       For the Nine Months ended March 31, 2000 and 1999         6

                   Notes to the Unaudited Consolidated Financial Statements   7- 8


          Item 2 - Management's Discussion and Analysis                       9-14

Part II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                            15

          Item 2 - Changes in Securities                                        15

          Item 3 - Default Upon Senior Securities                               15

          Item 4 - Submissions of Matters to a vote of Security Holders         15

          Item 5 - Other Information                                            15

          Item 6 - Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                      16

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                  MARCH 31,            JUNE 30,
                                                                                    2000                 1999
                                                                              ----------------    ----------------

Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                             $1,039,454          $1,395,704
       Interest bearing deposits with other institutions                            5,489,049           2,964,166
                                                                              ----------------    ----------------
          Total cash and cash equivalents                                           6,528,503           4,359,870
                                                                              ----------------    ----------------

     Investment securities:
       Securities held to maturity (fair value of $1,186,527 and $970,914)          1,249,519             999,896
       Securities available for sale                                                8,233,301           4,481,475
                                                                              ----------------    ----------------
          Total investment securities                                               9,482,820           5,481,371
                                                                              ----------------    ----------------

     Mortgaged-backed securities:
       Securities held to maturity (fair value of $2,128,276 and $2,456,645)        2,179,688           2,472,681
       Securities available for sale                                                1,580,413           1,832,845
                                                                              ----------------    ----------------
          Total mortgage-backed securities                                          3,760,101           4,305,526
                                                                              ----------------    ----------------

     Loans held for sale                                                              147,892                   -
     Loans receivable,  (net of allowance for loan losses
          of $658,714 and $582,280 )                                              120,288,394         109,899,551
     Office properties and equipment, net                                           4,112,006           4,084,793
     Federal Home Loan Bank Stock, at cost                                            800,000             629,500
     Accrued interest receivable                                                      823,644             664,058
     Other assets                                                                     857,239             501,967

                                                                              ----------------    ----------------
          TOTAL ASSETS                                                           $146,800,599        $129,926,636
                                                                              ================    ================

Liabilities:
     Deposits                                                                    $117,883,575        $105,338,770
     Advances from Federal Home Loan Bank                                          13,500,000           9,000,000
     Advance payments by borrowers for taxes and insurance                            152,455             196,993
     Accrued interest payable and other liabilities                                   440,786             397,421

                                                                              ----------------    ----------------
          TOTAL LIABILITIES                                                       131,976,816         114,933,184
                                                                              ----------------    ----------------

Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                            -                   -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                          108,445             108,445
     Additional paid in capital                                                    10,329,658          10,316,719
     Retained earnings - substantially restricted                                   8,000,223           7,623,733
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                 (532,604)           (597,767)
     Unallocated shares held by Restricted Stock Plan (RSP)                          (540,534)           (682,357)
     Treasury Stock (152,165  and 103,165 shares at cost)                          (2,233,265)         (1,626,890)
     Accumulated other comprehensive loss                                            (308,140)           (148,431)

                                                                              ----------------    ----------------
          TOTAL STOCKHOLDERS' EQUITY                                               14,823,783          14,993,452
                                                                              ----------------    ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $146,800,599        $129,926,636
                                                                              ================    ================


See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 2000                   1999
                                                         -------------------    -------------------

INTEREST AND DIVIDEND INCOME
    Loans                                                        $2,434,748             $2,139,788
    Investment securities                                           172,683                 56,170
    Interest-bearing deposits with other institutions                42,812                 50,190
    Mortgage-backed securities                                       63,615                 38,846
    Dividends on Federal Home Loan Bank Stock                        13,426                  9,972
                                                         -------------------    -------------------

         Total interest and dividend income                       2,727,284              2,294,966
                                                         -------------------    -------------------

INTEREST EXPENSE
    Deposits                                                      1,263,373              1,049,053
    Advances from Federal Home Loan Bank                            208,344                119,145
                                                         -------------------    -------------------

         Total interest expense                                   1,471,717              1,168,198
                                                         -------------------    -------------------

NET INTEREST INCOME                                               1,255,567              1,126,768

Provision for loan losses                                            51,000                 37,500
                                                         -------------------    -------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,204,567              1,089,268
                                                         -------------------    -------------------


NONINTEREST INCOME
    Service charges on deposit accounts                             105,844                 91,106
    Gain on sale of loans                                             1,994                 16,332
    Gain on sale of investments                                           -                 13,745
    Other income                                                     62,766                 67,906
                                                         -------------------    -------------------

         Total noninterest income                                   170,604                189,089
                                                         -------------------    -------------------

NONINTEREST EXPENSE
    Compensation and employee benefits                              502,256                447,863
    Occupancy and equipment                                         178,320                148,419
    Professional fees                                                23,212                 22,635
    Advertising                                                      28,253                 34,664
    Data processing charges                                          71,951                 84,884
    Other expenses                                                  215,231                203,054
                                                         -------------------    -------------------

         Total noninterest expenses                               1,019,223                941,519
                                                         -------------------    -------------------

Income before income taxes                                          355,948                336,838
Income taxes                                                        140,100                128,140
                                                         -------------------    -------------------

NET INCOME                                                       $  215,848             $  208,698
                                                         ===================    ===================

EARNINGS PER SHARE
         Basic                                                   $      .24             $      .23
         Diluted                                                 $      .24             $      .23


See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     MARCH 31,
                                                              2000                1999
                                                        ---------------     ---------------

INTEREST AND DIVIDEND INCOME
    Loans                                                   $7,067,649          $6,335,060
    Investment securities                                      482,007             119,705
    Interest-bearing deposits with other institutions          124,881             259,931
    Mortgage-backed securities                                 193,195              55,565
    Dividends on Federal Home Loan Bank Stock                   37,857              30,360
                                                        ---------------     ---------------

         Total interest and dividend income                  7,905,589           6,800,621
                                                        ---------------     ---------------

INTEREST EXPENSE
    Deposits                                                 3,650,718           3,215,903
    Advances from Federal Home Loan Bank                       559,720             365,672
                                                        ---------------     ---------------

         Total interest expense                              4,210,438           3,581,575
                                                        ---------------     ---------------

NET INTEREST INCOME                                          3,695,151           3,219,046

Provision for loan losses                                      126,000             112,500
                                                        ---------------     ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          3,569,151           3,106,546
                                                        ---------------     ---------------

NONINTEREST INCOME
    Service charges on deposit accounts                        323,739             277,191
    Gain on sale of loans                                        6,133              86,567
    Gain on sale of investments                                      -              13,745
    Other income                                               184,748             205,219
                                                        ---------------     ---------------

         Total noninterest income                              514,620             582,722
                                                        ---------------     ---------------
NONINTEREST EXPENSE
    Compensation and employee benefits                       1,442,155           1,306,900
    Occupancy and equipment                                    505,617             441,627
    Professional fees                                           81,234             107,998
    Advertising                                                 91,361              98,663
    Data processing charges                                    247,256             257,060
    Other expenses                                             679,957             612,422
                                                        ---------------     ---------------

         Total noninterest expenses                          3,047,580           2,824,670
                                                        ---------------     ---------------

Income before income taxes                                   1,036,191             864,598
Income taxes                                                   406,482             335,592
                                                        ---------------     ---------------

NET INCOME                                                  $  629,709          $  529,006
                                                        ===============     ===============

EARNINGS PER SHARE
         Basic                                              $      .70          $      .56
         Diluted                                            $      .70          $      .56

See accompanying notes to the unaudited consolidated financial statements.

                       ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   2000                 1999
                                                                              ----------------     ----------------

OPERATING ACTIVITIES
     Net Income                                                                    $  629,709           $  529,006
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                                414,673              427,030
         Provision for loan losses                                                    126,000              112,500
         Gain on sale of investments                                                        -              (13,745)
         Gain on sale of loans                                                         (6,133)             (86,567)
         Origination of loans held for sale                                        (1,758,832)          (8,302,946)
         Proceeds from the sale of loans                                            1,617,073            8,849,713
         Increase in other assets and liabilities                                      46,198              (87,186)
                                                                              ----------------     ----------------

              Net cash provided by operating activities                             1,068,688            1,427,805
                                                                              ----------------     ----------------


INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                                   (249,453)          (2,987,988)
         Maturities and repayments                                                          -            3,737,988
     Investment securities available for sale:
         Purchases                                                                 (4,467,656)          (2,000,000)
         Maturities and repayments                                                    504,545              146,512
     Mortgage-backed securities held to maturity:
         Purchases                                                                          -           (1,006,296)
         Maturities and repayments                                                    291,248              225,855
     Mortgage-backed securities available for sale:
         Purchases                                                                          -           (2,034,336)
         Maturities and repayments                                                    221,657               73,959
     Purchases of Federal Home Loan Bank Stock                                       (170,500)                   -
     Net increase in loans                                                        (10,872,341)         (10,167,452)
     Purchases of premises and equipment                                             (298,227)            (168,715)
                                                                              ----------------     ----------------

              Net cash used in investing activities                               (15,040,727)         (14,180,473)
                                                                              ----------------     ----------------


FINANCING ACTIVITIES
     Net increase in deposits                                                      12,544,805           11,699,954
     Net Proceeds (Repayments) from advances from Federal Home Loan Bank            4,500,000           (1,000,000)
     Net change in advances for taxes and insurance                                   (44,538)             (52,027)
     Purchase of treasury stock                                                      (606,375)            (626,027)
     Cash dividends paid                                                             (253,220)            (224,138)

                                                                              ----------------     ----------------
              Net cash provided by financing activities                            16,140,672            9,797,762
                                                                              ----------------     ----------------

              Increase (decrease) in cash and cash equivalents                      2,168,633           (2,954,906)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,359,870            9,084,193
                                                                              ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $6,528,503           $6,129,287
                                                                              ================     ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                                       $4,202,908           $3,578,452
         Income taxes                                                              $  267,672           $  250,476

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

                                                                   Nine Months Ended March 31

                                                                     2000           1999
                                                                 ------------  -------------

Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                    894,643        951,949

Effect of dilutive securities:
         Employee stock options                                           -               -
                                                                 ------------  -------------

Dilutive potential common shares                                     894,643        951,949

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                                 894,643        951,949
                                                                 ============  =============


                                                                            Three Months Ended
                                                                                 March 31
                                                                           2000           1999
                                                                        ---------     -----------

Denominator:
       Denominator for basic earnings per share
          Weighted-average shares                                         871,950        921,500


Effect of dilutive securities:
         Employee stock options                                                 -             -

                                                                       ----------     ----------
Dilutive potential common shares                                          871,950        921,500

  Denominator;
          Denominator for dilutive earnings per share adjusted
             Weighted-average shares                                      871,950        921,500
                                                                       ==========     ==========

NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive loss consists solely of net unrealized gains and losses on available for sale securities. For the three and nine months ended March 31, 2000, comprehensive income totaled $237,007 and $470,000, respectively. For the three and nine months ended March 31, 1999, comprehensive income totaled $175,932 and $485,779, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31,2000 AND JUNE 30, 1999
--------------------------------------------------------------------
Total assets increased $16,874,000 to $146,800,000 at March 31, 2000, from $129,926,000 at June 30, 1999. At March 31, 2000, deposits and Federal Home Loan Bank ("FHLB") advances increased $12,545,000 and $4,500,000, respectively. These increases were used to fund loan demand and to purchase investment securities.

Interest-bearing deposits with other financial institutions increased by $2,525,000 to $5,489,000 at March 31, 2000, from $2,964,000 at June 30, 1999.
This additional liquidity enables the Company's management to properly manage interest rate risk in the current interest rate environment by being less dependent on outside funding to meet loan demand.

Investment securities available for sale increased by $3,752,000 to $8,233,000 at March 31, 2000, from $4,481,000 at June 30, 1999. This increase includes approximately $1,470,000 in three FHLB bonds with callable options ranging from 3 months to 18 months and an effective weighted average interest rate of 7.11%. The funding for these bonds came from the strong deposit growth. The increase also includes the purchase of a $2,500,000 15-year FHLB bond in August 1999 with a callable option of 1-year and an effective interest yield of 8.10%. The funding for this bond came from a FHLB advance that matures in August 2000 and has an effective cost of funds of 5.94%. Management placed these investments into this category for liquidity purposes while maximizing interest yields in excess of the federal overnight rates paid on interest-bearing demand deposits.

Net loans receivable increased by $10,389,000 to $120,288,000 at March 31, 2000, from $109,900,000 at June 30, 1999. The loan increase was spread over the entire portfolio. Loans secured by 1-4 family residences increased by $2,980,000 due to demand for ARMs and the bank's "no fee" Equity Line of Credit program. The company's "no fee" program ended during November 1999. Multi-family residential loans and Non-residential real estate loans increased by $2,839,000 and
$1,655,000, respectively, due to strong loan demand for the Company's competitively priced ARM products. Automobile loans increased $1,686,000 due principally to increased loan activity written by automobile dealership customers of the Company. Commercial loans increased by $1,308,000 due principally to the addition of a new automobile dealership to the Company's customer base. See "Risk Elements".

Deposits increased by $12,545,000 to $117,884,000 at March 31, 2000 from $105,339,000 at June 30, 1999. Within the deposit line item, certificates of deposit increased by $10,736,000 to $74,452,000 at March 31, 2000 from $63,716,000 at June 30, 1999. This increase is primarily the result of three certificate of deposit specials. The first was called "Advantage 2000", this certificate offered above market rates on certificates of deposit at 5.25% for 12 months and 5.50% for 18 months. The "advantage" of this product was that the customers had a 10-day option at the end of 1999 to redeem the certificate with no penalty. This successful special was offered from June 20, 1999 to September 30, 1999. During the ten day option period of 1999, the Company had approximately $2,350,000 of the "Advantage 2000" certificates redeemed without penalty which was approximately 35% of the total amount deposited in the certificate product. The Company was able to retain all but approximately $330,000 of the redeemed certificates with customers generally transferring the funds into another of the certificate products called "Fives Are Wild". The second certificate of deposit special was called "Fives Are Wild", this certificate offered above market interest rates on certificates of deposit of 5.55% for five months, 5.75% for ten months, 6.0% for 15 or 18 months, and 6.07% for 21 months. The "Fives Are Wild" program began in mid October and ended on March 29, 2000. In mid January of 2000, the Company offered a third certificate of deposit special that paid above market interest rates of 6% for 6 months, 6.25% for 12 months, 6.35% for 24 months and 6.89% for 36 months. As with the previous specials, this special was well received by the area consumers. This special ended on March 29, 2000, as well.

Savings deposits increased $1,406,000 while demand deposits increased $403,000 for the nine-month period ended March 31, 2000. The demand deposit increase was primarily the net result of an increase in non-interest bearing deposits of $1,189,000, NOW accounts of $182,000, and a decrease in large money market demand accounts of $968,000. The majority of the money withdrawn from the money market demand account was generally deposited in the certificate of deposit specials.

Advances from the FHLB increased by $4,500,000 to $13,500,000 at March 31, 2000 from $9,000,000 at June 30, 1999. This increase involves two separate advances. The first advance was for $2,500,000 with a weighted average rate of 5.94% that has a one-year maturity of August of 2000. The proceeds of this advance were used to purchase a FHLB bond described above under investment securities. The second advance was to increase an existing $3,000,000 callable advance to $5,000,000 with a weighted average rate of 5.52% that has an initial call date in October 2001. The additional $2,000,000 in proceeds from this advance were used to fund a three year adjustable rate mortgage loan originated in October 1999.

A third advance for $2,500,000 with a weighted average rate of 5.76% that matured in January 2000 was taken in November 1999. The proceeds of this advance were held to fund Y2K liquidity. At maturity in January 2000, the Company repaid $1,000,000 of the outstanding amount by utilizing excess cash on hand. The remaining $1,500,000 was put onto the RepoPlus line of credit and subsequently repaid in mid February 2000.

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

Equity capital decreased by approximately, $170,000 to $14,824,000 at March 31, 2000 from $14,993,000 at June 30, 1999. Net income of $630,000 and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $220,000, were offset by the payment of cash dividends of $253,000, an increase in net unrealized loss on securities of $160,000 and the purchase of 49,000 shares of treasury stock for $607,000, at an average cost of approximately $12.38 per share.

COMPARISON  OF THE RESULTS OF  OPERATIONS  FOR THE THREE AND NINE  MONTHS  ENDED
--------------------------------------------------------------------------------
MARCH 31, 2000 AND 1999
-----------------------


Net interest income increased $129,000 or 11.43%, to $1,256,000 for the three months ended March 31, 2000 from $1,127,000 for the comparable period ended 1999. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended March 31, 2000 decreased to 3.25% from 3.35% for the comparable period ended 1999. The average yield on interest earning assets increased by 19 basis points to 8.02% for the three months ended March 31, 2000, from 7.83% for the comparable period ended 1999. The average cost of funds increased by 29 basis points to 4.77% for the three months ended March 31, 2000 from 4.48% for the comparable period ended 1999.

Net interest income increased $476,000 or 14.79%, to $3,695,000 for the nine months ended March 31, 2000 from $3,219,000 for the comparable period ended 1999. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the nine months ended March 31, 2000 decreased to 3.26% from 3.27% for the comparable period ended 1999. The average yield on interest earning assets decreased by 6 basis points to 7.94% for the nine months ended March 31, 2000, from 8.00% for the comparable period ended 1999. The average cost of funds decreased by 5 basis points to 4.68% for the nine months ended March 31, 2000 from 4.73% for the comparable period ended 1999.

Interest and dividend income increased $432,000 or 18.84% for the three months ended March 31, 2000 compared to the same period ended 1999. This increase was primarily due to an increase in earnings on loans of $295,000 as the average principle balance increased $13,440,000 to $119,039,000 for the period ended March 31, 2000, from $105,599,000 for the comparable 1999 period. Interest and dividend income on investments and interest-bearing deposits with other financial institutions increased approximately $137,000 as average principal balances increased $5,378,000 to $16,976,000 for the period ended March 31, 2000, from $11,598,000 for the comparable 1999 period.

Interest and dividend income increased $1,105,000 or 16.25% for the nine months ended March 31, 2000 compared to the same period ended 1999. This increase was primarily due to an increase in earnings on loans of $733,000 as the average principle balance increased $13,210,000 to $115,731,000 for the period ended March 31, 2000, from $102,521,000 for the comparable 1999 period. Interest and dividend income on investments and interest-bearing deposits with other financial institutions increased approximately $372,000 as average principal balances increased $6,236,000 to $17,070,000 for the period ended March 31, 2000, from $10,834,000 for the comparable 1999 period.

Interest expense increased $304,000 or 25.98%, for the three months ended March 31, 2000 compared to the same period ended 1999. This increase was primarily due to an increase in interest on deposits of $214,000 as the average balance increased $13,667,000 to $108,980,000 for the period ended March 31, 2000, from $95,313,000 for the comparable 1999 period. Interest expense on advances increased $89,000 as the average balance increased $5,417,000 to $14,417,000 for the period ended March 31, 2000, from $9,000,000 for the comparable 1999 period.

Interest expense increased $629,000 or 17.56%, for the nine months ended March 31, 2000 compared to the same period ended 1999. This increase was primarily due to an increase in interest on deposits of $435,000 as the average balance increased $15,117,000 to $107,013,000 for the period ended March 31, 2000, from $91,897,000 for the comparable 1999 period. Interest expense on advances increased $194,000 as the average balance increased $4,083,000 to $13,139,000 for the period ended March 31, 2000, from $9,056,000 for the comparable 1999 period.

Noninterest income decreased $18,000 or 9.78%, to $171,000 for the three months ended March 31, 2000 from $189,000 for the comparable period ended 1999. Noninterest income decreased $68,000 or 11.69%, to $515,000 for the nine months ended March 31, 2000 from $583,000 for the comparable period ended 1999. For the three and nine month periods of 2000, gains on sales of fixed rate mortgage loans and related servicing rights decreased by a combined $37,000 and $159,000, respectively. These decreases are due to the lack of demand of fixed rate mortgages as a result of the changing interest rate environment during the nine months ended March 31, 2000 in comparison to the rate environment during the same period ended 1999. Offsetting these decreases for the three and nine month periods of 2000 are increases in service charges on deposit accounts of $ 15,000 and $47,000, respectively, and ATM income of $7,000 and $26,000, respectively. These increases are due primarily to increased customer activity.

Noninterest expense increased $77,000 or 8.25%, to $1,019,000 for the three months ended March 31, 2000, from $942,000 for the comparable 1999 period. Noninterest expense increased $223,000 or 7.89%, to $3,048,000 for the nine months ended March 31, 2000 from $2,825,000 for the comparable 1999 period. For the three and nine month periods ended March 31, 2000, compensation and employee benefits increased $54,000 and $135,000, respectively, due to the hiring of additional employees for loan collection, accounting and data processing, as well as, additional costs of living increases for all full time employees. Occupancy and equipment increased $30,000 and $64,000, respectively, due primarily to the incurrence of real estate taxes for the Wintersville branch of $3,000 and $18,000, respectively, and an increase in combined equipment depreciation and maintenance of $25,000 and $43,000, respectively. Professional fees decreased $0 and $27,000, respectively, primarily due to the preparation of regulatory reports internally that were previously out sourced. Data processing charges decreased $13,000 and $10,000, respectively due to the conversion to in house item processing in January 2000. The decrease in data processing is offset by similar increases in "occupancy and equipment" for maintenance and depreciation and in "other expenses" for supplies and postage, which increased for the three and nine month periods $12,000 and $14, 0000, respectively.
Anticipated future decreases in data processing will be offset by similar increases in these line items. Other expenses increased $12,000 and $68,000, respectively due primarily to, supplies and postage as discussed above, and additional Ohio franchise tax due to the Wintersville branch of $11,000 and $27,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2000, the Company had commitments to fund loans of approximately $734,000. These loan commitments were funded in April 2000.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2000, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 15.89%, 15.22%, 9.72% and 14.84%, 14.18%, and 9.57%, respectively, at
March 31, 2000.

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

                                                          March 31,    June 30,
                                                            2000         1999
                                                      ------------  ------------

Loans on a nonaccrual basis                                  $355          $456
Loans past due 90 days or more and still accruing             191           309
                                                      ------------  ------------
         Total nonperforming loans                            546           765
                                                      ------------  ------------

Other real estate                                             407            50
Repossessed assets                                             14             9
                                                      ------------  ------------
         Total nonperforming assets                          $967          $824
                                                      ------------  ------------


Nonperforming loans as a percentage of total loans           0.45%         0.69%
                                                      ============  ============

Nonperforming assets as a percentage of total assets         0.66%         0.63%
                                                      ============  ============

Allowance for loan losses to nonperforming loans           120.70%        76.12%
                                                      ============  ============


Nonaccrual loans consist of $310,000 in one to four family residential mortgages and $45,000 in a multi-family real estate mortgage at March 31, 2000. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

                                       13-

The following is a breakdown of the loan portfolio mix at March 31, 2000 and June 30, 1999:

                                          March 31,              June 30,
                                            2000                   1999
                                       ----------------     -----------------
Mortgage loans:
           1-4 family                      $62,146,866           $59,673,803
           Multi-family                      5,528,621             2,689,531
           Non-residential                  24,377,631            23,216,018
           Construction                      2,999,365             2,073,165
                                       ----------------     -----------------
                                            95,052,483            87,652,517
                                       ----------------     -----------------
Consumer Loans:
           Home Improvement                  1,268,510             1,195,518
           Automobile                       10,337,746             8,647,953
           Share loans                       1,250,658             1,360,054
           Other                             2,566,385             2,384,401
                                       ----------------     -----------------
                                            15,423,299            13,587,926
                                       ----------------     -----------------

                                       ----------------     -----------------
Commercial Loans                            11,694,429            10,387,570
                                       ----------------     -----------------

Less:
           Loans in process                  1,092,432             1,006,813
           Net deferred loan fees              130,671               139,369
           Allowance for loan losses           658,714               582,280
                                       ----------------     -----------------
                                             1,881,817             1,728,462
                                       ----------------     -----------------
                Total                     $120,288,394          $109,899,551
                                       ================     =================

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in securities

                NONE

Item 3 - Defaults upon senior securities

                NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

                NONE

Item 5 - Other information

                NONE

Item 6 - Exhibits and reports on Form 8-K

         (a)   List of Exhibits:

               3(i)  Certificate  of  Incorporation  of  Advance   Financial
                     Bancorp *
               3(ii) Amended Bylaws of Advance Financial Bancorp *****
               4(i)  Specimen Stock Certificate *
               4(ii) Shareholders Rights Plan **
               10    Employment   Agreement  between  the  Bank and  Stephen  M.
                     Gagliardi ***
               10.1  1998 Stock Option Plan ****
               10.2  Restricted Stock Plan and Trust Agreement ****
               27    Financial Data Schedule (electronic filing only)

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


                                     Advance Financial Bancorp

Date:  May 12, 2000                By:/s/Stephen M. Gagliardi
                                      -----------------------------------------
                                          Stephen M. Gagliardi
                                          President and Chief Executive Officer


Date:  May 12, 2000                By:/s/Stephen M. Magnone
                                      -----------------------------------------
                                          Stephen M. Magnone
                                          Vice President and CFO


                                       -16