Form 10KSB40
period 2000-06-30
ADVANCE FINANCIAL BANCORP
filed 2000-09-28
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2000
                               -------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to             .
                                    ------------    ------------

Commission File No. 0-21885
                            Advance Financial Bancorp
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                      55-0753533
---------------------------------------------           ------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

1015 Commerce Street, Wellsburg, West Virginia                  26070
----------------------------------------------          ------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:              (304) 737-3531
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

         State issuer's revenues for its most recent fiscal year.  $11,404,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at August 31, 2000, was $7.7 million.

         As of August 31, 2000, there were issued and outstanding 932,285 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 2000. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 2000. (Part III)

                                     PART I

         Advance Financial Bancorp (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.  Business
-----------------

General

         The Company is a Delaware corporation organized in September 1996 at the direction of Advance Financial Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On December 31, 1996, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Wellsburg, West Virginia. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate, non-residential real estate, and commercial loans. To a lesser extent, the Bank also originates multi-family real estate loans and consumer loans.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Brooke and Hancock counties of West Virginia and portions of Jefferson County, Ohio and Washington County, Pennsylvania. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                  June 30,
                                             -------------------------------------------------
                                                      2000                       1999
                                             --------------------         --------------------
                                                Amount   Percent           Amount     Percent
                                                ------   -------          --------    -------
                                                           (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family .......................$  62,163    50.81%          $ 59,674      53.45%
  Non-residential............................   24,544    20.06             23,216      20.80
  Multi-family ..............................    5,470     4.47              2,689       2.41
  Construction...............................    3,242     2.65              2,073       1.86
                                               -------   ------            -------    -------
Total real estate loans                         95,419    77.99             87,652      78.52
                                                ------   ------            -------     ------
Consumer Loans:
  Automobile.................................   10,904     8.91              8,648       7.74
  Other......................................    2,653     2.17              2,344       2.10
  Share......................................    1,406     1.15              1,360       1.22
  Home improvement...........................    1,439     1.18              1,195       1.07
  Education..................................       23     0.02                 41        .04
                                              --------   ------          ---------    -------
Total consumer loans                            16,425    13.43             13,588      12.17
                                                ------   ------            -------     ------

Commercial business loans....................   10,500     8.58             10,388       9.31
                                                ------   ------            -------    -------
     Total loans                               122,344   100.00%           111,628     100.00%
                                                         ======                        ======
Less:
  Loans in process...........................   (1,813)                     (1,007)
  Deferred loan origination fees and costs...     (128)                       (139)
  Allowance for loan losses..................     (682)                       (582)
                                               -------                     -------
     Total loans, net                         $119,721                    $109,900
                                               =======                     =======

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Registrant's loan portfolio, including loans held for sale, at June 30, 2000. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                        Due after
                                       Due within       1 through       Due after
                                         1 year          5 years         5 years          Total
                                       ----------       ---------       ---------      ----------
                                                            (In Thousands)
One- to four-family real estate.....      $ 7,073         $ 2,111         $52,979      $  62,163
Non-residential real estate.........           35           1,196          23,313         24,544
Multi-family real estate............            8             267           5,195          5,470
Construction........................        3,242               -               -          3,242
Consumer loans......................        1,301          11,941           3,183         16,425
Commercial business loans...........        1,295           4,281           4,924         10,500
                                          -------         -------         -------       --------
Total...............................      $12,954         $19,796         $89,594       $122,344
                                          =======         =======         =======       ========

         The following table sets forth as of June 30, 2000 the dollar amount of all loans due after June 30, 2001, which have fixed interest rates and floating or adjustable interest rates.


                                                       Floating or
                                        Fixed Rates  Adjustable Rates    Total
                                        -----------  ----------------   -------
                                                      (In Thousands)
One- to four-family real estate....        $20,997        $34,093      $ 55,090
Non-residential real estate........         10,539         13,962        24,501
Multi-family real estate...........          2,358          3,112         5,470
Consumer loans.....................         15,124              -        15,124
Commercial business loans..........          5,220          3,985         9,205
                                           -------        -------      --------
    Total..........................        $54,238        $55,152      $109,390
                                           =======        =======      ========

         One- to Four-Family Residential Loans. The Registrant's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market areas. The Registrant generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Registrant will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Non-owner-occupied residential mortgage loans are originated up to 80% of the lesser of the appraised value or selling price of the property. Fixed-rate loans can have maturities of up to 30 years depending on the type of loan.

         For all adjustable-rate mortgage loans, the Registrant requires the borrower to qualify at the initial index interest rate. The adjustable-rate mortgage loans provide for periodic interest rate adjustments of plus or minus 1% to 2% with a maximum adjustment over the term of the loan as set forth in the loan agreement and usually ranges from 6% to 7% above the initial interest rate depending on the terms of the loan. Adjustable-rate mortgage loans reprice every year, every three years or every five years, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years.

         The Registrant offers adjustable-rate mortgage loans indexed to the weekly average of the one year U.S. Treasury bill. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Registrant's cost of funds. Generally, the Registrant's standard underwriting guidelines for mortgage loans conform to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and most of the Registrant's loans are salable in the secondary market. It is the current policy of the Registrant to remain a portfolio lender for its adjustable rate loans. Adjustable rate loans do have higher credit risks compared to fixed-rate loans due to the possibility of borrower default when interest rates reset higher and monthly payment amounts increase.

         The Registrant's one-to four-family residential loan portfolio also includes second mortgage loans and home equity loans. Such loans are generally secured by second liens on one-to four-family residential real estate. At June 30, 2000, such loans totalled $10,614,000 or 17%, of the Registrant's one-to four- family residential loan portfolio.

         Non-Residential Real Estate Loans. Non-residential real estate loans consist of loans primarily consist of mixed residential and commercial use property, professional office buildings, churches and restaurants. Loans secured by non-residential property may be originated in amounts up to 80% of the appraised value for a maximum term of 20 years. Non-residential real estate loans have significantly more risk than one-to four-family mortgage loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans.

         Construction Loans. The Registrant originates construction loans primarily for the construction of single family dwellings. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 12 months. At June 30, 2000, construction loans to builders totalled $460,000. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans. At June 30, 2000 construction on loans to individuals totalled $2,782,000. Construction financing generally has a higher degree of credit risk than one-to four-family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Registrant may have a completed project with a value too low to assure full repayment of the loan.

         Construction loans made to builders who are building to resell have a maximum loan-to-value ratio of 80% of the appraised value of the property. Construction loans to individuals who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

         Multi-Family. Multi-family loans are primarily secured by apartment houses, located in the Registrant's primary market area. Loans secured by multi-family property may be originated in amounts up to 75% of the appraised value with either fixed or adjustable rates of interest. Fixed rate interest loans have maturities generally of up to 20 years, with principal and interest payments calculated on a 20 year amortization period. Adjustable rate loans typically have a 15 to 30 year amortization period,with repricing following every year, three years, or five years. Multi-family loans have credit risks similar to non-residential real estate loans.

         Consumer Loans. Consumer loans primarily consist of direct and indirect automobile loans. Direct automobile loans are generally originated with terms of up to 6 years for new automobiles and up to 5 1/2 years for used automobiles. Indirect automobile loans are purchased from automobile dealers with whom the Registrant provides floor plan financing. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Registrant, on a pro rata basis, if the loan is repaid within the first six months. The Registrant generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Registrant's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Direct and indirect automobile loans are secured by the new or used automobile. At June 30, 2000, automobile loans totalled $10,903,000 or, 66%, of the Registrant's consumer loan portfolio. Of this amount, indirect automobile loans totalled $4,954,000. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to four-family residential loans.

         The Registrant also makes a variety of other loans that totalled $5,522,000, or 34%, of total consumer loans at June 30, 2000. Included in this total are home improvement loans, credit card loans, loan secured by deposit accounts (share loans) and educational loans. Underwriting standards for these loans vary based on the loan type and the creditworthiness of the borrower.

         Commercial Business Loans. Commercial business loans primarily consist of commercial lines of credit (which include automobile floor plan lines of credit), commercial vehicle loans, and working capital loans and are typically secured by residential or commercial property, receivables or inventory, vehicles comprising the automobile floor plan, or some other form of collateral. Floor plan financing involves continuing financing for an automobile dealer that is secured by automobiles physically located on the dealer's lot. The Registrant holds the title to the automobiles during the pendency of the sale. Floor plan financing typically involves high loan origination volume and repayment within 90 days of origination. Credit risks involved are similar to commercial real estate loans (non-residential and multi-family loans) with loan repayment often dependent upon the business generating sufficient cash flow. However, commercial business loans carry even more credit risk than commercial real estate loans due to the nature of the collateral underlying the loan.

         Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee. A report of all mortgage loans originated is presented to the Board of Directors monthly. The President and Senior Vice President each have the authority to approve applications for mortgage loans up to $100,000, consumer loans up to $40,000 for secured loans and up to $10,000 for unsecured loans. Eight other loan officers have authority to approve secured credit applications in varying amounts up to $35,000.

         The loan committee reviews all applications for commercial loans up to $250,000, whether secured or unsecured, and all consumer loans in amounts above the lending limit described above. All loans the loan which committee does not review require the consideration and approval of the entire Board of Directors.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal from a licensed fee appraiser of the real estate intended to be used as security for the proposed loan is obtained. For construction/permanent loans, funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are based upon physical inspection of the construction by a loan officer. For real estate loans, each title is reviewed by the attorney for the Registrant to determine that title is clear. Historically, the Registrant has not required title insurance except in those instances where the attorney has seen a need for title insurance. Borrowers must also obtain fire and casualty insurance. Flood insurance is also required for loans on property that is located in a flood zone.

         Loan Commitments. Written loan commitments are given to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. No commitment fees or points to secure commitments are charged to prospective borrowers. However, a customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Registrant. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30-day limit. At June 30, 2000, the Registrant had $283,000 of outstanding commitments to originate loans and $1,245,000 in undisbursed funds related to construction loans.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage or Deed of Trust agreement. If payment is still delinquent after 90 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage or Deed of Trust agreement. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for foreclosure. Management meets regularly to determine when foreclosure proceedings should be initiated and the borrower is notified when foreclosure has been commenced.

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

         Non-Performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended June 30, 2000.

                                                     At June 30,
                                                    -------------
                                                     2000    1999
                                                     ----    ----
                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family ............................   $286    $ 90
  Non-residential ................................     16      --
  Construction ...................................     --     317
  Commercial .....................................     --      47
Consumer .........................................      2       2
Commercial .......................................     --      --
                                                     ----    ----
    Total non-accrual loans ......................    304     456
                                                     ----    ----
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family ..........................     --      --
    Non-residential ..............................     --      --
    Construction .................................     --      --
    Multi-family .................................     --      --
Consumer .........................................    189     220
Commercial .......................................     --      89
                                                     ----    ----
Total accruing loans greater than 90 days past due    189     309
                                                     ----    ----
Total non-performing loans .......................    493     765
Real estate acquired in settlement of loans ......    407      50
Other non-performing assets ......................     21       9
                                                     ----    ----
Total non-performing assets ......................   $921    $824
                                                     ====    ====
Total non-performing loans to total loans ........    .41%    .69%
                                                     ====    ====
Total non-performing loans to total assets .......    .34%    .59%
                                                     ====    ====
Total non-performing assets to total assets ......    .63%    .63%
                                                     ====    ====

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:

                                                 At June 30, 2000
                                                 ----------------
                                                  (In Thousands)

                Special Mention..................     $   475
                Substandard......................       1,122
                Doubtful.........................          41
                Loss.............................           -
                                                       ------
                Total............................      $1,638
                                                        -----

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                      Year Ended June 30,
                                                                    -----------------------
                                                                       2000          1999
                                                                    ---------     ---------
                                                                     (Dollars in Thousands)

Total loans outstanding .........................................   $ 122,344     $ 111,628
                                                                    =========     =========
Average loans outstanding .......................................     116,825       103,764
                                                                    =========     =========

Allowance balance (at beginning of period) ......................   $     582     $     478
Provision:
  Real estate ...................................................          57            70
  Consumer ......................................................          64            24
  Commercial ....................................................          54            56
Charge-offs:
  Real estate ...................................................          --            (8)
  Consumer ......................................................         (54)          (20)
  Commercial ....................................................         (25)          (20)
Recoveries:
  Real estate ...................................................          --            --
  Consumer ......................................................           4             2
  Commercial ....................................................          --            --
                                                                    ---------     ---------
Allowance balance (at end of period) ............................   $     682     $     582
                                                                    =========     =========

Allowance for loan losses as a percent of total loans outstanding         .56%          .52%
                                                                    =========     =========
Net loans charged off as a percent of average loans outstanding .         .06%          .04%
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

                                                 June 30,
                                -----------------------------------------
                                       2000                 1999
                                -------------------   -------------------
                                         Percent of            Percent of
                                         Loans in              Loans in
                                           Each                  Each
                                         Category              Category
                                         to Total               to Total
                                Amount    Loans       Amount     Loans
                                ------   --------     ------   ---------
                                         (Dollars in Thousands)
Types of Loans
Real Estate:
  One- to four-family...........$   93     50.81%      $ 93      53.45%
  Non-residential ..............   270     20.06        230      20.80
  Multi-family..................    33      4.47         16       2.41
  Construction..................    --      2.65         --       1.86
Consumer........................   129     13.43        115      12.17
Commercial......................   157      8.58        128       9.31
                                ------    ------       ----     ------
     Total......................$  682    100.00%      $582     100.00%
                                ======    ======       ====     ======

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2000, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $8,781,000 and $9,791,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At June 30, 2000, the Registrant's securities available for sale had an amortized cost of $10,247,000 and market value of $9,791,000 (unrealized loss of $456,000). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         At June 30, 2000, the Registrant's securities portfolio did not contain securities of any issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.


                                                                 At June 30,
                                                              ------------------
                                                                2000      1999
                                                              -------   --------
                                                               (In Thousands)
Securities held to maturity:
  Interest-bearing deposits in other financial institutions   $ 4,642   $ 2,964
  U.S. government agency securities .......................     1,250     1,000
  FHLB stock ..............................................       800       630
  Mortgage-backed securities ..............................     2,089     2,473
                                                              -------   -------
    Total securities held to maturity .....................     8,781     7,067
                                                              -------   -------
Securities available for sale:
  U.S. government and agency securities ...................     8,129     4,361
  Common stock ............................................        80        89
  Money fund securities ...................................        26        31
  Mortgage-backed securities ..............................     1,556     1,833
                                                              -------   -------
    Total securities available for sale ...................     9,791     6,314
                                                              -------   -------
Total investment and mortgage-backed securities ...........   $18,572   $13,381
                                                              =======   =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   At June 30, 2000
                              ------------------------------------------------------------------------------------------------------
                                   Less than          1 to            Over 5 to            Over 10               Total
                                    1 year           5 years          10 years              years              Securities
                              ------------------ ----------------  -----------------  ---------------- -----------------------------
                              Carrying   Average Carrying Average  Carrying  Average  Carrying Average Carrying            Market
                              Value       Yield   Value    Yield    Value     Yield    Value    Yield   Value     Yield    Value
                              -----       -----   -----    -----    -----     -----    -----    -----   -----     -----    -----
                                                                       (Dollars in Thousands)
Securities
held to maturity:
  Interest-bearing
    deposits in other
    financial
    institutions.............. $4,642      6.35% $    -        -%   $    -       -%   $    -        -%  $4,642     6.35%  $4,642
  U.S. government and
    agency securities.........      -         -     750     6.53         -       -       500     6.74    1,250     6.63    1,188
  FHLB stock..................    800      7.00       -        -         -       -         -        -      800     7.00      800
  Mortgage-backed
    securities................      -         -       -        -         -       -     2,089     6.65    2,089     6.65    2,027
                               ------      ----  ------     ----    ------    ----    ------     ----  -------     ----   ------
      Total securities
        held to
        maturity..............  5,442      6.45     750     6.53         -       -     2,589     6.67    8,781     6.52    8,657
                               ------      ----  ------     ----    ------    ----    ------     ----  -------     ----   ------
Securities available
for sale:
  U.S. government
     and agency
     securities...............      -         -   2,900     6.41     1,416    6.92     3,813     7.45    8,129     6.99    8,129
  Common stock................     80      3.00       -        -         -       -         -        -       80     3.00       80
  Money fund
    securities................      -         -       -        -        26    4.91         -        -       26     4.91       26
  Mortgage-backed
    securities................      -                 -        -         -       -     1,556     6.21    1,556     6.21    1,556
                               ------      ----  ------     ----    ------    ----    ------     ----  -------     ----   ------
      Total securities
        available for sale....     80      3.00   2,900     6.41     1,442    6.52     5,369     7.09    9,791     6.83    9,791
                               ------      ----  ------     ----    ------    ----    ------     ----  -------     ----   ------
Total investment and
  mortgage-backed
  securities.................. $5,522      6.40% $3,650     6.43%   $1,442    6.52%   $7,958     6.95% $18,572     6.68% $18,448
                               ======      ====  ======     ====    ======    ====    ======     ====  =======     ====  =======


Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2000, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2000.

                               Maturity Period             Time Deposits
                               ---------------             -------------
                                                          (In Thousands)

        Within three months............................      $1,462
        More than three through six months.............       1,189
        More than six through nine months..............       2,024
        Over nine months...............................       2,011
                                                             ------
                 Total.................................      $6,686
                                                              =====

Borrowings

         The Registrant may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2000, borrowings with the FHLB totalled $10,500,000, of which $2,500,000 were short-term.

Employees

         At June 30, 2000, the Registrant had 53 full-time and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         The Gramm-Leach-Bliley Act (the "Act") became effective March 11, 2000, which permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities. However, the Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

         The Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of the Company

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2000, the Registrant's lending limit for loans to one borrower was approximately $2,253,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At June 30, 2000, the Bank was in compliance with its QTL requirement.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.


Item 2.  Description of Property
--------------------------------

         (a)      Properties.

                  The Registrant operates from its main office and two branch offices.


                                                                     Year Leased
Location                                   Leased or Owned           or Acquired
--------                                   ---------------           -----------

MAIN OFFICE:
  1015 Commerce Street                       Owned                      1984
  Wellsburg, West Virginia

BRANCH OFFICES:
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

(2) The Wintersville office opened June 8, 1999. The Bank holds a ten year lease (with two five year renewal options) on the land upon which its branch office is located. The Bank owns the branch building.

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


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended June 30, 2000 (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management
                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."
         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

               1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2000, together with the related notes and the independent auditors' report of S. R. Snodgrass, A.C. independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                   (a)      List of Exhibits:
                            3(i)   Certificate of Incorporation of Advance Financial Bancorp *
                            3(ii)  Amended Bylaws of Advance Financial Bancorp*****
                            4(i)   Specimen Stock Certificate *
                            4(ii)  Shareholder Rights Plan **
                           10      Employment Agreement between the Bank and Stephen M.
                                   Gagliardi ***
                           10.1    1998 Stock Option Plan ****
                           10.2    Restricted Stock Plan and Trust Agreement ****
                           13      Portions of the 2000 Annual Report to Stockholders
                           21      Subsidiaries of the Registrant (See "Item 1- Description of
                                            Business")
                           23      Consent of S.R. Snodgrass, A.C.
                           27      Financial Data Schedule (electronic filing only)

(b) None.


-------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.

** Incorporated by reference to the Form 8-K (File No. 0-21885) filed with the SEC on July 17, 1997.

*** Incorporated by reference to the June 30, 1997 Form 10-KSB filed with the SEC on September 24, 1997.

**** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.

***** Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 2000.

                            ADVANCE FINANCIAL BANCORP


                            By:  /s/Stephen M. Gagliardi
                                 -----------------------------------------------
                                 Stephen M. Gagliardi
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 28, 2000.


/s/Stephen M. Gagliardi                                   /s/George H. Johnson
-----------------------------------------------           ---------------------------------------------
Stephen M. Gagliardi                                      George H. Johnson
President, Chief Executive Officer and Director           Director
(Principal Executive Officer)


/s/John R. Sperlazza                                      /s/Steven D. Martino
-----------------------------------------------           ---------------------------------------------
John R. Sperlazza                                         Steven D. Martino
Director                                                  Senior Vice President


/s/William E. Watson                                      /s/Gary Young
-----------------------------------------------           ---------------------------------------------
William E. Watson                                         Gary Young
Director                                                  Director


/s/James R. Murphy                                        /s/William B. Chesson
-----------------------------------------------           ---------------------------------------------
James R. Murphy                                           William B. Chesson
Director                                                  Director


/s/Stephen M. Magnone
-----------------------------------------------
Stephen M. Magnone
Treasurer
(Principal Accounting Officer)