Form 10QSB
period 2000-09-30
ADVANCE FINANCIAL BANCORP
filed 2000-11-06
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x}  QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCAHANGE
         ACT


For the transition period from                   to
                               -----------------    ------------------

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


                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes  x   No
                                                                ---     ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
       Outstanding at November 1, 2000:   932,285

                            Advance Financial Bancorp

                                      Index



                                                                           Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet ( Unaudited) as of
                    September 30, 2000 and June 30, 2000                     3

                 Consolidated Statement of Income (Unaudited)
                    For the Three Months ended September 30, 2000 and 1999   4

                 Consolidated Statement of Cash Flows (Unaudited)
                  For the Three Months ended September 30, 2000 and 1999     5

                 Notes to the Unaudited Consolidated Financial Statements    6


          Item 2 - Management's Discussion and Analysis                     7-10

Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                        11

           Item 2 - Changes in Securities                                    11

           Item 3 - Default Upon Senior Securities                           11

           Item 4 - Submissions of Matters to a vote of Security Holders     11

           Item 5 - Other Information                                        11

           Item 6 - Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                   12

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                       SEPTEMBER 30,            JUNE 30,
                                                                                          2000                    2000
                                                                                    -------------------    --------------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                                      $1,010,139              $1,109,746
       Interest bearing deposits with other institutions                                     4,621,741               4,641,878
                                                                                    -------------------    --------------------
          Total cash and cash equivalents                                                    5,631,880               5,751,624
                                                                                    -------------------    --------------------
     Investment securities:
       Securities held to maturity (fair value of $1,201,155 and $1,187,625)                 1,249,737               1,249,672
       Securities available for sale                                                         8,327,684               8,234,637
                                                                                    -------------------    --------------------
          Total investment securities                                                        9,577,421               9,484,309
                                                                                    -------------------    --------------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,928,082 and $2,027,016)                 1,959,881               2,089,010
       Securities available for sale                                                         1,538,108               1,556,172
                                                                                    -------------------    --------------------
          Total mortgage-backed securities                                                   3,497,989               3,645,182
                                                                                    -------------------    --------------------
     Loans held for sale                                                                       570,500                       -
     Loans receivable,  (net of allowance for loan losses
          of $699,899 and $682,103 )                                                       122,009,347             119,721,308
     Office properties and equipment, net                                                    4,053,468               4,070,295
     Federal Home Loan Bank Stock, at cost                                                     800,000                 800,000
     Accrued interest receivable                                                               859,792                 870,955
     Other assets                                                                              891,367                 920,767
                                                                                    -------------------    --------------------
          TOTAL ASSETS                                                                    $147,891,764            $145,264,440
                                                                                    ===================    ====================

Liabilities:
     Deposits                                                                             $120,423,421            $118,930,939
     Advances from Federal Home Loan Bank                                                   11,500,000              10,500,000
     Advance payments by borrowers for taxes and insurance                                     142,786                 203,320
     Accrued interest payable and other liabilities                                            467,483                 561,907
                                                                                    ------------------    --------------------
          TOTAL LIABILITIES                                                                132,533,690             130,196,166
                                                                                    -------------------    --------------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                                     -                       -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                                   108,445                 108,445
     Additional paid in capital                                                             10,330,970              10,329,885
     Retained earnings - substantially restricted                                            8,312,420               8,181,053
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                          (489,224)               (510,915)
     Unallocated shares held by Restricted Stock Plan (RSP)                                   (448,695)               (505,849)
     Treasury Stock (152,165 shares at cost)                                                (2,233,265)             (2,233,265)
     Accumulated other comprehensive loss                                                     (222,577)               (301,080)
                                                                                    -------------------    --------------------
          TOTAL STOCKHOLDERS' EQUITY                                                        15,358,074              15,068,274
                                                                                    -------------------    --------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $147,891,764            $145,264,440
                                                                                    ===================    ====================

   See accompanying notes to the unaudited consolidated financial statements.
                                      -3-

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2000         1999
                                                        -----------   ----------

INTEREST AND DIVIDEND INCOME
    Loans                                                $2,542,551   $2,261,906
    Investment securities                                   170,278      132,187
    Interest-bearing deposits with other institutions        46,745       53,701
    Mortgage-backed securities                               59,395       64,313
    Dividends on Federal Home Loan Bank Stock                14,579       10,710
                                                         ----------   ----------
         Total interest and dividend income               2,833,548    2,522,817
                                                         ----------   ----------
INTEREST EXPENSE
    Deposits                                              1,436,647    1,169,344
    Advances from Federal Home Loan Bank                    165,010      145,390
                                                         ----------   ----------
         Total interest expense                           1,601,657    1,314,734
                                                         ----------   ----------
NET INTEREST INCOME                                       1,231,891    1,208,083

Provision for loan losses                                    30,000       37,500
                                                         ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,201,891    1,170,583
                                                         ----------   ----------
NONINTEREST INCOME
    Service charges on deposit accounts                     105,580      104,964
    Gain on sale of loans                                     5,116          611
    Other income                                             72,414       59,894
                                                         ----------   ----------
         Total noninterest income                           183,110      165,469
                                                         ----------   ----------
NONINTEREST EXPENSE
    Compensation and employee benefits                      499,490      456,540
    Occupancy and equipment                                 179,432      161,841
    Professional fees                                        29,517       32,510
    Advertising                                              25,646       34,828
    Data processing charges                                  55,554       90,169
    Other expenses                                          236,993      219,342
                                                         ----------   ----------
         Total noninterest expenses                       1,026,632      995,230
                                                         ----------   ----------
Income before income taxes                                  358,369      340,822
Income taxes                                                141,697      135,725
                                                         ----------   ----------
NET INCOME                                               $  216,672   $  205,097
                                                         ==========   ==========
EARNINGS PER SHARE
         Basic                                           $      .25   $      .23
         Diluted                                         $      .25   $      .23


   See accompanying notes to the unaudited consolidated financial statements.
                                       -4-

                          ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         2000         1999
                                                                     -----------   -----------
OPERATING ACTIVITIES
     Net Income                                                     $   216,672    $   205,097
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                  152,024        145,812
         Provision for loan losses                                       30,000         37,500
         Gain on sale of loans                                           (5,116)          (611)
         Origination of loans held for sale                          (1,440,984)      (170,000)
         Proceeds from the sale of loans                                875,600        170,611
         Decrease in other assets and liabilities                       (41,324)        (1,973)
                                                                    -----------    -----------
              Net cash (used in) provided by operating activities      (213,128)       386,436
                                                                    -----------    -----------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                            -       (249,453)
     Investment securities available for sale:
         Purchases                                                            -     (4,467,656)
         Maturities and repayments                                        1,130          2,005
     Mortgage-backed securities held to maturity:
         Maturities and repayments                                      128,589        114,076
     Mortgage-backed securities available for sale:
         Maturities and repayments                                       42,457        126,063
     Net increase in loans                                           (2,346,873)    (4,552,724)
     Purchases of premises and equipment                                (78,562)      (120,873)
                                                                    -----------    -----------
              Net cash used in investing activities                  (2,253,259)    (9,148,562)
                                                                    -----------    -----------
FINANCING ACTIVITIES
     Net increase in deposits                                         1,492,482      5,252,366
     Net increase in short term advances from FHLB                    1,000,000      2,500,000
     Net change in advances for taxes and insurance                     (60,534)       (70,850)
     Purchase of treasury stock                                            --         (197,700)
     Cash dividends paid                                                (85,305)       (87,630)

                                                                    -----------    -----------
              Net cash provided by financing activities               2,346,643      7,396,186
                                                                    -----------    -----------
              Decrease in cash and cash equivalents                    (119,744)    (1,365,940)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,751,624      4,359,870
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 5,631,880    $ 2,993,930
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                        $ 1,716,612    $ 1,309,940
         Income taxes                                               $   169,930    $   135,255

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2001 or any other interim period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 2000 and related notes which are included on the Form 10-KSB (file no. 0-21885)

NOTE 2 - EARNINGS PER SHARE

There were no  convertible  securities,  which  would  affect the  numerator  in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                 Three Months Ended
                                                    September 30
                                                 2000          1999
                                             ------------   -----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (114,165)
Average unearned ESOP and RSP shares             (57,048)      (63,844)
                                              ----------    ----------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share           875,237       906,441

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    Common stock equivalents used
    To calculate diluted earnings per share      875,237       906,441
                                              ==========    ==========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive loss consists solely of net unrealized gains and losses on available for sale securities. For the three months ended September 30, 2000, comprehensive income totaled $295,175. For the three months ended September 30, 1999, comprehensive income totaled $163,831.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30,2000 AND JUNE 30, 2000
------------------------------------------------------------------------

Total assets increased by approximately $2,627,000 to $147,891,764 at September 30, 2000, from $145,264,440 at June 30, 2000. The increase is primarily due to increased loan demand. Deposits and Advances from the Federal Home Loan Bank "FHLB", which increased by $1,492,000 and $1,000,000, respectively, were used to fund the increased loan demand.

Net loans receivable increased by $2,288,000 to $122,009,347 at September 30, 2000, from $119,721,308 at June 30, 2000. The increase in loans was spread over the entire loan portfolio. Loans secured by 1-4 family residences, including construction, increased by $400,800 due to demand for adjustable rate mortgages. Non-residential mortgage loans, including construction, increased $946,400 due to strong demand for the Company's competitively priced adjustable rate mortgage products. Automobile loans increased $805,400 due principally to increased loan activity written by automobile dealership customers of the Company. Commercial loans increased by $458,500 due principally to increased demand from existing customers. See "Risk Elements".

Deposits increased by $1,492,000 to $120,423,421 at September 30, 2000 from $118,930,939 at June 30, 2000. Within the deposit line item, certificates of deposit increased by $2,511,000 to $78,522,000 at September 30, 2000 from $76,011,000 at June 30, 2000. This increase is primarily the result of a current certificate of deposit special. The current special has an annual percentage rate of 6.66% on seven (7) and eleven (11) month certificates, and 6.92% on thirteen (13) and nineteen (19) month certificates. The seven and nineteen month maturity areas have been equally popular with the Company's customers. There is a noticeable trend of customers withdrawing money from their money market demand accounts and placing it in the seven-month certificate special. Savings deposits and demand deposits decreased $242,000 and $777,000, respectively, for the three-month period ended September 30, 2000. The demand deposit decrease was primarily the net result of the current short-term certificate special discussed above.

Advances from the FHLB increased $1,000,000 to $11,500,000 at September 30, 2000 from $10,500,000 at June 30, 2000. This increase is the net result of a $2,500,000 advance that matured in August 2000 and a new $3,500,000 commitment funded in September 2000 with a maturity of March 2001. The new advance is priced at 1 month LIBOR less 6 basis points, currently 6.56%, while the matured advance of August 2000 had a fixed rate of 5.94%. The additional funds were used to fund current loan demand.

Equity capital increased by approximately, $290,000 to $15,358,074 at September 30, 2000 from $15,068,274 at June 30, 2000. Net income of $216,700, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $79,000, and a decrease in the net unrealized loss on securities of $79,000 were offset by the payment of cash dividends of $85,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2000 AND 1999
-------------

Net interest income increased $24,000 or 1.97%, to $1,232,000 for the three months ended September 30, 2000 from $1,208,000 for the comparable period ended 1999. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended September 30, 2000 decreased to 3.04% from 3.29% for the comparable period ended 1999. The average yield on interest earning assets increased by 30 basis points to 8.18% for the three months ended September 30, 2000, from 7.88% for the comparable period ended 1999. The average cost of funds increased by 55 basis points to 5.14% for the three months ended September 30, 2000 from 4.59% for the comparable period ended 1999.

Interest and dividend income increased $311,000 or 12.32% for the three months ended September 30, 2000 compared to the same period ended 1999. This increase was primarily due to an increase in earnings on loans of $281,000 as the average principle balance increased $9,071,000 to $120,805,000 for the period ended September 30, 2000, from $111,734,000 for the comparable 1999 period. Interest and dividend income on investments and interest-bearing deposits with other financial institutions increased approximately $30,000 as average principal balances increased $1,288,000 to $17,675,000 for the period ended September 30, 2000, from $16,387,000 for the comparable 1999 period.

Interest expense increased $287,000 or 21.82%, for the three months ended September 30, 2000 compared to the same period ended 1999. This increase was primarily due to an increase in interest on deposits of $267,000 as the average balance increased $9,413,000 to $113,901,000 for the period ended September 30, 2000, from $104,488,000 for the comparable 1999 period. Interest expense on advances increased $20,000 as the average balance increased $417,000 to $10,667,000 for the period ended September 30, 2000, from $10,250,000 for the comparable 1999 period.

Noninterest income increased $18,000 or 10.66%, to $183,000 for the three months ended September 30, 2000 from $165,000 for the comparable period ended 1999. This increase was primarily the result of an increase in gains on sales of fixed rate mortgage loans and related servicing rights

Noninterest expense increased $31,000 or 3.16%, to $1,026,000 for the three months ended September 30, 2000, from $995,000 for the comparable 1999 period. For the three-month period ended September 30, 2000, compensation and employee benefits increased $43,000 or 9.41%, due to the hiring of additional employees for loan collection and data processing, as well as, additional costs of living increases for all full time employees. Occupancy and equipment increased $18,000, due primarily to an increase in combined equipment depreciation and maintenance of $17,000 directly related to the in-house item-processing department. Data processing charges decreased $35,000 due to the completion of the conversion to in house item processing in January 2000. The decrease in data processing is offset by similar increases in "occupancy and equipment" for maintenance and depreciation and in "other expenses" for supplies, communications and postage, which increased $11,000 for the three-month period. Anticipated future decreases in data processing will be offset by similar increases in these line items. Other expenses increased $18,000 due primarily to, supplies, communications and postage as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2000, the Company had commitments to fund loans of approximately $1,391,000. These loan commitments are expected to be funded by October 31, 2000.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2000, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 15.88%, 15.19%, 10.52% and 15.08%, 14.40%, and 9.91%, respectively, at September 30, 2000.

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

                                                     September 30,     June 30,
                                                          2000           2000
                                                         ------         ------

Loans on a nonaccrual basis                              $  490         $  304
Loans past due 90 days or more and still accruing           302            189
                                                         ------         ------
         Total nonperforming loans                          792            493
                                                         ------         ------

Other real estate                                           407            407
Repossessed assets                                           50             21
                                                         ------         ------
         Total nonperforming assets                      $1,249         $  921
                                                         ------         ------

Nonperforming loans as a percentage of total net loans     0.65%          0.41%
                                                         ======         ======

Nonperforming assets as a percentage of total assets       0.84%          0.63%
                                                         ======         ======

Allowance for loan losses to nonperforming loans          88.37%        138.36%
                                                         ======         ======


Nonaccrual loans consist of $475,000 in one to four family residential mortgages and $15,000 in a non-residential real estate mortgage at September 30, 2000. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

The following is a breakdown of the loan portfolio composition at September 30, 2000 and June 30, 2000:

                                       September 30,    June 30,
                                           2000           2000
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $ 62,405,903   $ 62,163,992
           Multi-family                   5,412,798      5,469,906
           Non-residential               24,978,435     24,543,795
           Construction                   3,912,441      3,241,801
                                       ------------   ------------
                                         96,709,577     95,419,494
                                       ------------   ------------
Consumer Loans:
           Home Improvement               1,450,271      1,439,387
           Automobile                    11,708,814     10,903,416
           Share loans                    1,448,491      1,406,328
           Other                          2,797,814      2,675,498
                                       ------------   ------------
                                         17,405,390     16,424,629
                                       ------------   ------------

                                       ------------   ------------
Commercial Loans                         10,958,775     10,500,256
                                       ------------   ------------

Less:
           Loans in process               2,235,258      1,812,877
           Net deferred loan fees           129,238        128,091
           Allowance for loan losses        699,899        682,103
                                       ------------   ------------
                                          3,064,395      2,623,071
                                       ------------   ------------
                Total                  $122,009,347   $119,721,308
                                       ============   ============

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

***** Incorporated by reference to the June 30, 1999 Form 10KSB (File No. 0-21885) filed on . September 28, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Advance Financial Bancorp

Date:  November 6, 2000                By: /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  November 6, 2000                By: /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Vice President and CFO