Form 10QSB
period 2000-12-31
ADVANCE FINANCIAL BANCORP
filed 2001-02-07
CIK 1023398

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

                            Advance Financial Bancorp
                            -------------------------
             (Exact name of registrant as specified in its charter)


West Virginia                                             55-0753533
--------------                                            ----------
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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days. Yes__x__ No____

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at February 1, 2001:   932,285

                            Advance Financial Bancorp

                                      Index



                                                                           Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet (Unaudited) as of
                   December 31, 2000 and June 30, 2000                      3

                 Consolidated Statement of Income (Unaudited)
                   For the Three Months ended December 31, 2000 and 1999    4

                 Consolidated Statement of Income (Unaudited)
                   For the Six Months ended December 31, 2000 and 1999      5

                 Consolidated Statement of Cash Flows (Unaudited)
                   For the Six Months ended December 31, 2000 and 1999      6

                 Notes to the Unaudited Consolidated Financial Statements   7-8


          Item 2 - Management's Discussion and Analysis                     9-15

Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                         16

           Item 2 - Changes in Securities                                     16

           Item 3 - Default Upon Senior Securities                            16

           Item 4 - Submissions of Matters to a vote of Security Holders      16

           Item 5 - Other Information                                         17

           Item 6 - Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                    18

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                               DECEMBER 31,        JUNE 30,
                                                                                    2000             2000
                                                                               -------------    --------------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $   1,101,274    $   1,109,746
       Interest bearing deposits with other institutions                           5,416,711        4,641,878
                                                                               -------------    -------------
          Total cash and cash equivalents                                          6,517,985        5,751,624
                                                                               -------------    -------------
     Investment securities:
       Securities held to maturity (fair value of $1,234,455 and $1,187,625)       1,249,803        1,249,672
       Securities available for sale                                              13,263,082        8,234,637
                                                                               -------------    -------------
          Total investment securities                                             14,512,885        9,484,309
                                                                               -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,843,585 and $2,027,016)       1,840,683        2,089,010
       Securities available for sale                                               6,590,628        1,556,172
                                                                               -------------    -------------
          Total mortgage-backed securities                                         8,431,311        3,645,182
                                                                               -------------    -------------
     Loans held for sale                                                             300,611                -
     Loans receivable,  (net of allowance for loan losses
          of $704,682 and $682,103 )                                             125,079,998      119,721,308
     Office properties and equipment, net                                          3,997,208        4,070,295
     Federal Home Loan Bank Stock, at cost                                         1,075,000          800,000
     Accrued interest receivable                                                   1,008,578          870,955
     Other assets                                                                    897,898          920,767
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 161,821,474    $ 145,264,440
                                                                               =============    =============
Liabilities:
     Deposits                                                                  $ 123,807,750    $ 118,930,939
     Advances from Federal Home Loan Bank                                         21,500,000       10,500,000
     Advance payments by borrowers for taxes and insurance                           192,542          203,320
     Accrued interest payable and other liabilities                                  516,984          561,907
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      146,017,276      130,196,166
                                                                               -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                           -                -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,332,553       10,329,885
     Retained earnings - substantially restricted                                  8,451,670        8,181,053
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (467,534)        (510,915)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (391,541)        (505,849)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income (loss)                                     3,870         (301,080)
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              15,804,198       15,068,274
                                                                               -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 161,821,474    $ 145,264,440
                                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements.
                                      -3-

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                             2000          1999
                                                       ------------    -----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $ 2,661,463    $ 2,370,995
    Investment securities                                   175,623        177,137
    Interest-bearing deposits with other institutions        95,435         28,368
    Mortgage-backed securities                               98,096         65,267
    Dividends on Federal Home Loan Bank Stock                15,511         13,721
                                                        -----------    -----------
         Total interest and dividend income               3,046,128      2,655,488
                                                        -----------    -----------
INTEREST EXPENSE
    Deposits                                              1,506,919      1,218,001
    Advances from Federal Home Loan Bank                    241,990        205,986
                                                        -----------    -----------
         Total interest expense                           1,748,909      1,423,987
                                                        -----------    -----------
NET INTEREST INCOME                                       1,297,219      1,231,501

Provision for loan losses                                    40,800         37,500
                                                        -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,256,419      1,194,001
                                                        -----------    -----------

NONINTEREST INCOME
    Service charges on deposit accounts                     129,748        112,931
    Gain on sale of loans                                     4,295          3,528
    Loss on other real estate owned                         (20,000)             -
    Loss on sale of investments                              (1,705)             -
    Other income                                             67,243         62,088
                                                        -----------    -----------
         Total noninterest income                           179,581        178,547
                                                        -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                      510,682        483,359
    Occupancy and equipment                                 192,219        165,456
    Professional fees                                        27,110         25,512
    Advertising                                              27,583         28,280
    Data processing charges                                  57,780         85,136
    Other expenses                                          242,893        245,384
                                                        -----------    -----------
         Total noninterest expenses                       1,058,267      1,033,127
                                                        -----------    -----------
Income before income taxes                                  377,733        339,421
Income taxes                                                153,179        130,657
                                                        -----------    -----------
NET INCOME                                              $   224,554    $   208,764
                                                        ===========    ===========

EARNINGS PER SHARE
         Basic                                          $       .25    $       .23
         Diluted                                        $       .25    $       .23


See accompanying notes to the unaudited consolidated financial statements.
                                       -4-

                          ADVANCE FINANCIAL BANCORP
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                            2000          1999
                                                        -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $ 5,204,014    $ 4,632,901
    Investment securities                                   345,901        309,324
    Interest-bearing deposits with other institutions       142,180         82,069
    Mortgage-backed securities                              157,491        129,580
    Dividends on Federal Home Loan Bank Stock                30,090         24,431
                                                        -----------    -----------
         Total interest and dividend income               5,879,676      5,178,305
                                                        -----------    -----------
INTEREST EXPENSE
    Deposits                                              2,943,566      2,387,345
    Advances from Federal Home Loan Bank                    407,000        351,376
                                                        -----------    -----------
         Total interest expense                           3,350,566      2,738,721
                                                        -----------    -----------

NET INTEREST INCOME                                       2,529,110      2,439,584

Provision for loan losses                                    70,800         75,000
                                                        -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       2,458,310      2,364,584
                                                        -----------    -----------
NONINTEREST INCOME
    Service charges on deposit accounts                     235,328        217,895
    Gain on sale of loans                                     9,411          4,139
    Loss on other real estate owned                         (20,000)             -
    Loss on sale of investments                              (1,705)             -
    Other income                                            139,657        121,982
                                                        -----------    -----------
         Total noninterest income                           362,691        344,016
                                                        -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                    1,010,172        939,899
    Occupancy and equipment                                 371,651        327,297
    Professional fees                                        56,627         58,022
    Advertising                                              53,229         63,108
    Data processing charges                                 113,334        175,305
    Other expenses                                          479,886        464,726
                                                        -----------    -----------
         Total noninterest expenses                       2,084,899      2,028,357
                                                        -----------    -----------
Income before income taxes                                  736,102        680,243

Income taxes                                                294,876        266,382
                                                        -----------    -----------
NET INCOME                                              $   441,226    $   413,861
                                                        ===========    ===========
EARNINGS PER SHARE
         Basic                                          $       .50    $       .46
         Diluted                                        $       .50    $       .46


See accompanying notes to the unaudited consolidated financial statements.
                                       -5-

                         ADVANCE FINANCIAL BANCORP
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      2000             1999
                                                                  ------------    ------------
OPERATING ACTIVITIES
    Net Income                                                    $    441,226    $    413,861
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, amortization and accretion, net                  321,601         282,974
        Provision for loan losses                                       70,800          75,000
        Loss on other real estate owned                                 20,000               -
        Loss on sale of investments                                      1,705               -
        Gain on sale of loans                                           (9,411)         (4,139)
        Origination of loans held for sale                          (1,986,945)     (1,056,640)
        Proceeds from the sale of loans                              1,695,745       1,060,779
        Decrease in other assets and liabilities                      (291,777)       (142,717)
                                                                  ------------    ------------
             Net cash provided by operating activities                 262,944         629,118
                                                                  ------------    ------------
INVESTING ACTIVITIES
    Investment securities held to maturity:
        Purchases                                                            -        (249,453)
    Investment securities available for sale:
        Purchases                                                   (4,694,575)     (4,467,656)
        Maturities and repayments                                        9,330         503,740
    Mortgage-backed securities held to maturity:
        Maturities and repayments                                      247,312         196,166
    Mortgage-backed securities available for sale:
        Purchases                                                   (5,002,344)              -
        Maturities and repayments                                       82,611         162,660
    Purchase of Federal Home Loan Bank Stock                          (275,000)       (170,500)
    Net increase in loans                                           (5,429,490)     (8,794,518)
    Purchases of premises and equipment                               (129,850)       (201,228)
                                                                  ------------    ------------
             Net cash used in investing activities                 (15,192,006)    (13,020,789)
                                                                  ------------    ------------
FINANCING ACTIVITIES
    Net increase in deposits                                         4,876,811       6,702,901
    Net increase in short term advances from FHLB                    1,000,000       7,000,000
    Net Proceeds from advances from the FHLB                        10,000,000               -
    Net change in advances for taxes and insurance                     (10,778)         (6,343)
    Purchase of treasury stock                                               -        (606,375)
    Cash dividends paid                                               (170,610)       (171,381)
                                                                  ------------    ------------
             Net cash provided by financing activities              15,695,423      12,918,802
                                                                  ------------    ------------
             Increase in cash and cash equivalents                     766,361         527,131

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,751,624       4,359,870
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  6,517,985    $  4,887,001
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest on deposits and borrowings                       $  3,406,798    $  2,656,284
        Income taxes                                              $    409,930    $    267,672


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

                                                  Six Months Ended
                                                     December 31
                                                 2000          1999
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (120,451)
Average unearned ESOP and RSP shares             (56,301)      (63,121)
                                              ----------    ----------
Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share           875,984       900,878

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      875,984       900,878
                                              ==========    ==========

                                                Three Months Ended
                                                   December 31
                                                  2000          1999
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (134,665)
Average unearned ESOP and RSP shares             (54,711)      (61,675)
                                              ----------    ----------
Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share           877,574       888,110

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      877,574       888,110
                                              ==========    ==========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income (loss) consists solely of net unrealized gains and losses on available for sale securities. For the three and six months ended December 31, 2000, comprehensive income totaled $451,001 and $746,176, respectively. For the three and six months ended December 31, 1999, comprehensive income totaled $69,162 and $232,993, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31,2000 AND JUNE 30, 2000
-----------------------------------------------------------------------
Total assets increased by approximately $16,557,000 to $161,821,474 at December 31, 2000, from $145,264,440 at June 30, 2000. The increase is primarily due to increases in investment securities and mortgage-backed securities, as well as, increased loan demand. Advances from the Federal Home Loan Bank ("FHLB") and Deposits, which increased by $11,000,000 and $4,877,000, respectively, were used to fund the asset growth.

Investment securities increased by $5,029,000 to $14,512,885 at December 31, 2000, from $9,484,309 at June 30, 2000. The increase is primarily the result of four insured municipal bond securities classified as available for sale that were purchased in December of 2000. The average tax equivalent yield of the four securities approximates 7.70%.

Mortgage-backed securities increased by $4,786,000 to $8,431,311 at December 31, 2000, from $3,645,182 at June 30, 2000. The increase is primarily the result of a GNMA security classified as available for sale that was purchased in November 2000. The security has a weighted-average coupon of 7.5%.

Net loans receivable increased by $5,359,000 to $125,079,998 at December 31, 2000, from $119,721,308 at June 30, 2000. The increase in loans was spread over the entire loan portfolio. Loans secured by 1-4 family residences, including 1-4 family construction, increased by $808,000 due to demand for adjustable rate mortgages. Non-residential mortgage loans, including non-residential construction, increased $2,328,000 due to strong demand for the Company's competitively priced adjustable rate mortgage products. Automobile loans increased $1,298,000 due principally to increased loan activity written by automobile dealership customers of the Company. Commercial loans increased by $1,000,000 due principally to increased demand from existing customers. See "Risk Elements".

Deposits increased by $4,877,000 to $123,807,750 at December 31, 2000 from $118,930,939 at June 30, 2000. Within the deposit line item, certificates of deposit increased by $5,798,000 to $81,809,500 at December 31, 2000 from $76,011,529 at June 30, 2000. This increase is primarily the result of certificate of deposit specials that have been offered over the six-month period ended December 31, 2000. Although the same specials are being offered currently, the annual percentage rates have been reduced for each term from the rates reported in the prior three months period. The seven month special currently has an annual percentage rate of 5.87% down from 6.66%, the eleven (11) month, thirteen (13) month, and nineteen (19) month specials currently have an annual percentage rate of 5.92% down from 6.66%, 6.92% and 6.92%, respectively. The seven and nineteen month maturity areas have been equally popular with the Company's customers. There is a noticeable trend of customers withdrawing money from their money market demand accounts and placing such funds in the seven-month certificate special. Savings deposits and demand deposits decreased $399,000 and $522,000, respectively, for the six-month period ended December 31, 2000. The demand deposit decrease was primarily the net result of the current short-term certificate special discussed above.

Advances from the FHLB increased $11,000,000 to $21,500,000 at December 31, 2000 from $10,500,000 at June 30, 2000. This increase is the net result of three new advances obtained over the current period. The first is a $3,500,000 advance in September that replaced a matured $2,500,000 advance. This new advance has a maturity of March 2001 and is priced at the 1 month LIBOR rate less 6 basis points, currently 6.65%. The second advance is a $5,000,000 convertible select that was obtained in November 2000. This new advance has a maturity of November 2010 with a conversion date of November 2003 and is priced at 6.05%. The third advance is a $5,000,000 convertible select that was obtained in December 2000. This new advance has a maturity of December 2010 with a conversion date of December 2004 and is priced at 5.54%. The additional funds were used to fund current loan demand, purchase investment securities and to strategically reduce future cost of funds.

Equity capital increased by approximately, $736,000 to $15,804,670 at December 31, 2000 from $15,068,274 at June 30, 2000. Net income of $441,000, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $160,000, and an increase in the net unrealized gain on securities of $305,000 were offset by the payment of cash dividends of $170,000.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED December 31, 2000 AND 1999
--------------------------------------------------------------------------------

Net interest income increased $66,000 or 5.34%, to $1,297,000 for the three months ended December 31, 2000 from $1,231,000 for the comparable period ended 1999. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended December 31, 2000 decreased to 3.05% from 3.25% for the comparable period ended 1999. See "Average Balance Sheet" for the three-month periods ended December 31, 2000 and 1999.

Net interest income increased $89,000 or 3.67%, to $2,529,000 for the six-months December 31, 2000 from $2,440,000 for the comparable period ended 1999. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the six months ended December 31, 2000 decreased to 3.05% from 3.27% for the comparable period ended 1999. See "Average Balance Sheet" for the six-month periods ended December 31, 2000 and 1999.

Interest and dividend income increased $391,000 or 14.71% for the three months ended December 31, 2000 compared to the same period ended 1999. Interest expense increased $325,000 or 22.82% for the three-months ended December 31, 2000 compared to the same period ended 1999. See "Average Balance Sheet" for the three-month periods ended December 31, 2000 and 1999.

Interest and dividend income increased $701,000 or 13.54% for the six-months ended December 31, 2000 compared to the same period ended 1999. Interest expense increased $612,000 or 22.34% for the six-months ended December 31, 2000 compared to the same period ended 1999. See "Average Balance Sheet" for the six-month periods ended December 31, 2000 and 1999.

Noninterest income increased $1,000 or .58%, to $180,000 for the three months ended December 31, 2000 from $179,000 for the comparable period ended 1999. Noninterest income increased $19,000 or 5.43% to $363,000 for the six-months ended December 31, 2000 from $344,000 for the comparable period ended 1999. For the three and six month period of 2000, miscellaneous fees and fees on deposit accounts increased by $27,000 and $37,000, respectively, also gain on sales of fixed rate loans and related servicing rights decreased $4,000 for the three month period and increased $4,000 for the six-month period of 2000. These net increases were offset by a write-down of Other Real Estate Owned of $20,000 and a recognized loss on an investment of $2,000.

Noninterest expense increased $25,000 or 2.43%, to $1,058,000 for the three months ended December 31, 2000, from $1,033,000 for the comparable 1999 period. Noninterest expense increased $57,000 or 2.79%, to $2,085,000 for the six months ended December 31, 2000 from $2,028,000 for the comparable period ended 1999. For the three and six month periods ended December 31, 2000, compensation and employee benefits increased $27,000 or 5.65%, and $70,000 or 7.48%, respectively. The increases in compensation and employee benefits are due to the hiring of additional employees for loan collection and data processing, as well as, additional costs of living increases for all full time employees. For the three and six month periods ended December 31, 2000, occupancy and equipment increased $27,000 and $44,000 respectively. The increases are due primarily to an increase in combined equipment depreciation and maintenance of $31,000 and $48,000 for the three and six month periods, respectively. The increases are directly related to the in-house item-processing department that began formation during this three-month period ended in 1999. Data processing charges decreased $27,000 and $62,000 for the three and six month periods ended December 31, 2000. The decreases are due to the completion of the conversion to in house item processing in January 2000. The decreases in data processing are offset by similar increases in "occupancy and equipment" for maintenance and depreciation and in "other expenses" for supplies, communications and postage, which increased $11,000 and $22,000 for the three and six month periods, respectively. Anticipated future decreases in data processing will be offset by similar increases in these line items.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2000, the Company had commitments to fund loans of approximately $865,337. These loan commitments are expected to be funded by January 31, 2001.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2000, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 15.64%, 14.97%, 9.76% and 14.87%, 14.21%, and 9.18%, respectively, at
December 31, 2000.

Average Balance Sheet for the Three-Month Period ended December 31

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                          Period Ended December 31,
                                              --------------------------------------------------------------------------------------
                                                             2000                                           1999
                                              ---------------------------------------     ------------------------------------------
                                               Average                       Average          Average                       Average
                                               Balance        Interest      Yield/Cost        Balance        Interest     Yield/Cost
                                              ----------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                         $123,618         $2,661         8.61%          $116,418         $2,371         8.15%
  Investment securities (2)                      15,635            287         7.33%            13,852            219         6.33%
  Mortgage-backed securities                      5,939             98         6.61%             3,995             65         6.54%
                                              ----------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets              145,192          3,046         8.39%           134,265          2,655         7.91%
                                                           ------------   -----------                     ------------   -----------
Non-interest-earning assets                       7,011                                          8,043
                                              ----------                                  -------------
     Total assets                              $152,203                                       $142,308
                                              ==========                                  =============
Interest-bearing liabilities:
  Interest-bearing demand deposits              $19,290            168         3.48%           $20,685            175         3.39%
  Certificates of deposit                        79,839          1,219         6.11%            70,232            930         5.30%
  Savings deposits                               16,996            120         2.82%            16,655            113         2.71%
  FHLB borrowings                                14,833            242         6.53%            14,750            206         5.59%
                                              ----------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities         130,958          1,749         5.34%           122,322          1,424         4.66%
                                                           ------------   -----------                     ------------   -----------
Non-interest bearing liabilities                  5,714                                          5,087
                                              ----------                                  -------------
     Total liabilities                          136,672                                        127,409
Stockholders' equity                             15,531                                         14,899
                                              ----------                                  -------------
     Total liabilities and stockholders'
       equity                                  $152,203                                       $142,308
                                              ==========                                  =============
Net interest income                                            $ 1,297                                        $ 1,231
                                                           ============                                   ============
Interest rate spread (3)                                                       3.05%                                          3.25%
                                                                          ===========                                   ===========
Net Yield on interest-earning assets (4)                                       3.57%                                          3.67%
                                                                          ===========                                    ===========
Ratio of average interest-earning assets  to
  average interest-bearing liabilities                                       110.87%                                        109.76%
                                                                          ===========                                    ===========

-----------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet for the Six-Month Period ended December 31

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                          Period Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                             2000                                           1999
                                             ----------------------------------------     ------------------------------------------
                                               Average                       Average          Average                       Average
                                               Balance        Interest      Yield/Cost        Balance        Interest     Yield/Cost
                                             -----------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                         $122,212         $5,204         8.52%          $114,076         $4,633         8.12%
  Investment securities (2)                      14,879            518         6.97%            13,017            416         6.39%
  Mortgage-backed securities                      4,746            158         6.64%             4,100            130         6.32%
                                             -----------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets              141,837          5,880         8.29%           131,193          5,179         7.89%
                                                           ------------   -----------                     ------------   -----------
Non-interest-earning assets                       7,093                                          7,163
                                             -----------                                  -------------
     Total assets                              $148,930                                       $138,356
                                             ===========                                  =============
Interest-bearing liabilities:
  Interest-bearing demand deposits              $19,499            341         3.50%           $21,047            352         3.34%
  Certificates of deposit                        78,201          2,357         6.03%            68,374          1,813         5.30%
  Savings deposits                               17,313            246         2.84%            16,609            223         2.68%
  FHLB borrowings                                12,750            407         6.38%            12,500            351         5.62%
                                             -----------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities         127,763          3,351         5.24%           118,530          2,739         4.62%
                                                           ------------   -----------                     ------------   -----------
Non-interest bearing liabilities                  5,794                                          4,882
                                             -----------                                  -------------
     Total liabilities                          133,557                                        123,412
Stockholders' equity                             15,373                                         14,944
                                             -----------                                  -------------
     Total liabilities and stockholders'
       equity                                  $148,930                                       $138,356
                                             ===========                                  =============
Net interest income                                            $ 2,529                                        $ 2,440
                                                           ============                                   ============
Interest rate spread (3)                                                       3.05%                                          3.27%
                                                                          ===========                                    ===========
Net Yield on interest-earning assets (4)                                       3.57%                                          3.72%
                                                                          ===========                                    ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       111.02%                                        110.68%
                                                                          ===========                                    ===========


-------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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


                                                           December 31,        June 30,
                                                              2000               2000
                                                           --------------   ----------------

Loans on a nonaccrual basis                                         $282               $304
Loans past due 90 days or more and still accruing                    232                189
                                                           --------------   ----------------
         Total nonperforming loans                                   514                493
                                                           --------------   ----------------

Other real estate                                                    387                407
Repossessed assets                                                     8                 21
                                                           --------------   ----------------
         Total nonperforming assets                                 $909               $921
                                                           --------------   ----------------

Nonperforming loans as a percentage of total net loans              0.41%              0.41%
                                                           ==============   ================
Nonperforming assets as a percentage of total assets                0.56%              0.63%
                                                           ==============   ================
Allowance for loan losses to nonperforming loans                  137.10%            138.36%
                                                           ==============   ================


Nonaccrual loans consist of $87,000 in one to four family residential mortgages, $43,000 in multi-family mortgages, $131,000 in non-residential real estate mortgages and $21,000 in commercial loans at December 31, 2000. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

The following is a breakdown of the loan portfolio composition at December 31, 2000 and June 30, 2000:

                                       December 31,     June 30,
                                           2000           2000
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $ 63,521,689   $ 62,163,992
           Multi-family                   5,353,845      5,469,906
           Non-residential               26,789,106     24,543,795
           Construction                   2,910,872      3,241,801
                                       ------------   ------------
                                         98,575,512     95,419,494
                                       ------------   ------------
Consumer Loans:
           Home Improvement               1,334,525      1,439,387
           Automobile                    12,201,802     10,903,416
           Share loans                    1,653,226      1,406,328
           Other                          2,641,154      2,675,498
                                       ------------   ------------
                                         17,830,707     16,424,629
                                       ------------   ------------

                                       ------------   ------------
Commercial Loans                         11,500,667     10,500,256
                                       ------------   ------------
Less:
           Loans in process               1,995,678      1,812,877
           Net deferred loan fees           126,528        128,091
           Allowance for loan losses        704,682        682,103
                                       ------------   ------------
                                          2,826,888      2,623,071
                                       ------------   ------------
                Total                  $125,079,998   $119,721,308
                                       ============   ============

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in securities

                NONE

Item 3 - Defaults upon senior securities

                NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

The annual meeting of the shareholders of the Company was held on October 24, 2000 and the following matters were voted upon:

PROPOSAL I - Election of Directors with term to expire in 2003.

                                              FOR         WITHHELD
                                              ---         --------
     William B. Chesson                     701,097        109,102
     Stephen M. Gagliardi                   703,496        106,703
     James R. Murphy                        703,272        106,927

Directors continuing in office are George H. Johnson, John R. Sperlazza, William
E. Watson, and Frank Gary Young.

PROPOSAL  II -  Ratification  of the  appointment  of S.R.  Snodgrass,  AC.,  as independent auditors for the Company, for the fiscal year ending June 30, 2001.

                                              FOR         AGAINST       ABSTAIN
                                              ---         -------       -------
                                            788,999         100         21,100


Item 5 - Other information

On December 21, 2000, the Company issued a press release to announce the appointment of Kelly M. Bethel to the Board of Directors of the Company and the Bank.

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

------------------------------------------------------------------
(b)    None


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

                                           Advance Financial Bancorp

Date:  February 7, 2001                By: /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  February 7, 2001                By: /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Accounting Officer)


                                       -18