Form 10QSB
period 2001-03-31
ADVANCE FINANCIAL BANCORP
filed 2001-05-15
CIK 1023398

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


                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected  to such filing  requirements  for the past 90 days.  Yes  x    No
                                                                    ---      ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
       Outstanding at May 1, 2001:   932,285

                            Advance Financial Bancorp

                                      Index



                                                                           Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet (Unaudited) as of
                   March 31, 2001 and June 30, 2000                         3

                 Consolidated Statement of Income (Unaudited)
                   For the Three Months ended March 31, 2001 and 2000       4

                 Consolidated Statement of Income (Unaudited)
                   For the Nine Months ended March 31, 2001 and 2000        5

                 Consolidated Statement of Cash Flows (Unaudited)
                   For the Nine Months ended March 31, 2001 and 2000        6

                 Notes to the Unaudited Consolidated Financial Statements   7-8


          Item 2 - Management's Discussion and Analysis                     9-15

Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                         16

           Item 2 - Changes in Securities                                     16

           Item 3 - Default Upon Senior Securities                            16

           Item 4 - Submissions of Matters to a Vote of Security Holders      16

           Item 5 - Other Information                                         16

           Item 6 - Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                                    17

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                  MARCH 31,         JUNE 30,
                                                                                    2001             2000
                                                                               -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $     969,657    $   1,109,746
       Interest bearing deposits with other institutions                           9,868,455        4,641,878
                                                                               -------------    -------------
          Total cash and cash equivalents                                         10,838,112        5,751,624
                                                                               -------------    -------------
     Investment securities:
       Securities held to maturity (fair value of $747,560 and $1,187,625)           749,867        1,249,672
       Securities available for sale                                              12,429,775        8,234,637
                                                                               -------------    -------------
          Total investment securities                                             13,179,642        9,484,309
                                                                               -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,768,550 and $2,027,016)       1,743,414        2,089,010
       Securities available for sale                                               6,382,952        1,556,172
                                                                               -------------    -------------
          Total mortgage-backed securities                                         8,126,366        3,645,182
                                                                               -------------    -------------
     Loans held for sale                                                             764,771             --
     Loans receivable,  (net of allowance for loan losses
          of $711,193 and $682,103 )                                             125,702,544      119,721,308
     Office properties and equipment, net                                          3,909,768        4,070,295
     Federal Home Loan Bank Stock, at cost                                         1,075,000          800,000
     Accrued interest receivable                                                   1,019,382          870,955
     Other assets                                                                    918,065          920,767
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 165,533,650    $ 145,264,440
                                                                               =============    =============

Liabilities:
     Deposits                                                                  $ 128,715,969    $ 118,930,939
     Advances from Federal Home Loan Bank                                         20,000,000       10,500,000
     Advance payments by borrowers for taxes and insurance                           140,777          203,320
     Accrued interest payable and other liabilities                                  532,929          561,907
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      149,389,675      130,196,166
                                                                               -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                           -                -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,334,137       10,329,885
     Retained earnings - substantially restricted                                  8,612,394        8,181,053
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (445,844)        (510,915)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (357,500)        (505,849)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income (loss)                                   125,608         (301,080)
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              16,143,975       15,068,274
                                                                               -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 165,533,650    $ 145,264,440
                                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements
                                      -3-

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2001         2000
                                                        ----------   ----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $2,675,618   $2,434,748
    Investment securities                                  211,270      172,683
    Interest-bearing deposits with other institutions       70,433       42,812
    Mortgage-backed securities                             145,273       63,615
    Dividends on Federal Home Loan Bank Stock               17,892       13,426
                                                        ----------   ----------
         Total interest and dividend income              3,120,486    2,727,284
                                                        ----------   ----------
INTEREST EXPENSE
    Deposits                                             1,539,014    1,263,373
    Advances from Federal Home Loan Bank                   306,432      208,344
                                                        ----------   ----------
         Total interest expense                          1,845,446    1,471,717
                                                        ----------   ----------
NET INTEREST INCOME                                      1,275,040    1,255,567

Provision for loan losses                                   48,300       51,000
                                                        ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,226,740    1,204,567
                                                        ----------   ----------

NONINTEREST INCOME
    Service charges on deposit accounts                    121,967      105,844
    Gain on sale of loans                                   36,163        1,994
    Loss on other real estate owned                              -            -
    Loss on sale of investments                                  -            -
    Other income                                            87,299       62,766
                                                        ----------   ----------
         Total noninterest income                          245,429      170,604
                                                        ----------   ----------
NONINTEREST EXPENSE
    Compensation and employee benefits                     527,848      502,256
    Occupancy and equipment                                192,027      178,320
    Professional fees                                       24,583       23,212
    Advertising                                             29,860       28,253
    Data processing charges                                 68,432       71,951
    Other expenses                                         250,460      215,231
                                                        ----------   ----------
         Total noninterest expenses                      1,093,210    1,019,223
                                                        ----------   ----------
Income before income taxes                                 378,959      355,948
Income taxes                                               131,379      140,100
                                                        ----------   ----------
NET INCOME                                              $  247,580   $  215,848
                                                        ==========   ==========
EARNINGS PER SHARE
         Basic                                          $      .29   $      .24
         Diluted                                        $      .29   $      .24


See accompanying notes to the unaudited consolidated financial statements.

                           ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            2001           2000
                                                        -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $ 7,879,632    $ 7,067,649
    Investment securities                                   557,171        482,007
    Interest-bearing deposits with other institutions       212,613        124,881
    Mortgage-backed securities                              302,764        193,195
    Dividends on Federal Home Loan Bank Stock                47,982         37,857
                                                        -----------    -----------
         Total interest and dividend income               9,000,162      7,905,589
                                                        -----------    -----------
INTEREST EXPENSE
    Deposits                                              4,482,580      3,650,718
    Advances from Federal Home Loan Bank                    713,432        559,720
                                                        -----------    -----------
         Total interest expense                           5,196,012      4,210,438
                                                        -----------    -----------
NET INTEREST INCOME                                       3,804,150      3,695,151

Provision for loan losses                                   119,100        126,000
                                                        -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       3,685,050      3,569,151
                                                        -----------    -----------
NONINTEREST INCOME
    Service charges on deposit accounts                     357,295        323,739
    Gain on sale of loans                                    45,574          6,133
    Loss on other real estate owned                         (20,000)             -
    Loss on sale of investments                              (1,705)             -
    Other income                                            226,956        184,748
                                                        -----------    -----------
         Total noninterest income                           608,120        514,620
                                                        -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                    1,538,020      1,442,155
    Occupancy and equipment                                 563,678        505,617
    Professional fees                                        81,210         81,234
    Advertising                                              83,089         91,361
    Data processing charges                                 181,766        247,256
    Other expenses                                          730,346        679,957
                                                        -----------    -----------
         Total noninterest expenses                       3,178,109      3,047,580
                                                        -----------    -----------
Income before income taxes                                1,115,061      1,036,191
Income taxes                                                426,255        406,482
                                                        -----------    -----------
NET INCOME                                              $   688,806    $   629,709
                                                        ===========    ===========

EARNINGS PER SHARE
         Basic                                          $       .79    $       .70
         Diluted                                        $       .79    $       .70

See accompanying notes to the unaudited consolidated financial statements.
                                       -5-

                              ADVANCE FINANCIAL BANCORP
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2001            2000
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                    $    688,806    $    629,709
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and accretion, net                 454,991         414,673
          Provision for loan losses                                     119,100         126,000
          Loss on other real estate owned                                20,000               -
          Loss on sale of investments                                     1,705               -
          Gain on sale of loans                                         (45,574)         (6,133)
          Origination of loans held for sale                         (4,437,165)     (1,758,832)
          Proceeds from the sale of loans                             3,717,968       1,617,073
          (Increase) decrease in other assets and liabilities          (345,023)         46,198
                                                                   ------------    ------------
               Net cash provided by operating activities                174,808       1,068,688
                                                                   ------------    ------------

INVESTING ACTIVITIES
     Investment securities held to maturity:
          Purchases                                                           -        (249,453)
     Investment securities available for sale:
          Purchases                                                  (7,736,171)     (4,467,656)
          Maturities and repayments                                   4,510,025         504,545
     Mortgage-backed securities held to maturity:
          Maturities and repayments                                     343,965         291,248
     Mortgage-backed securities available for sale:
          Purchases                                                  (5,002,344)              -
          Maturities and repayments                                     349,358         221,657
     Purchase of Federal Home Loan Bank Stock                          (275,000)       (170,500)
     Net increase in loans                                           (6,100,336)    (10,872,341)
     Purchases of premises and equipment                               (142,840)       (298,227)
                                                                   ------------    ------------
               Net cash used in investing activities                (14,053,343)    (15,040,727)
                                                                   ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                         9,785,030      12,544,805
     Net (decrease) increase in short term advances from FHLB        (2,500,000)      2,500,000
     Net Proceeds from advances from the FHLB                        12,000,000       2,000,000
     Net change in advances for taxes and insurance                     (62,543)        (44,538)
     Purchase of treasury stock                                               -        (606,375)
     Cash dividends paid                                               (257,464)       (253,220)
                                                                   ------------    ------------
               Net cash provided by financing activities             18,965,023      16,140,672
                                                                   ------------    ------------
               Increase in cash and cash equivalents                  5,086,488       2,168,633

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,751,624       4,359,870
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 10,838,112    $  6,528,503
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest on deposits and borrowings                      $  4,607,835    $  4,202,908
          Income taxes                                             $    448,332    $    267,672


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



                                                 Nine Months Ended
                                                      March 31
                                                 2001          2000
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (127,298)
Average unearned ESOP and RSP shares             (55,683)      (62,551)
                                              ----------    ----------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share           876,602       894,601

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      876,602       894,601
                                              ==========    ==========

                                                 Three Months Ended
                                                      March 31
                                                 2001          2000
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (152,165)
Average unearned ESOP and RSP shares             (53,655)      (60,654)
                                              ----------    ----------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share           878,630       871,631

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      878,630       871,631
                                              ==========    ==========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income (loss) consists solely of net unrealized gains and losses on available for sale securities. For the three and nine months ended March 31, 2001, comprehensive income totaled $369,318 and $1,115,494, respectively. For the three and nine months ended March 31, 2000, comprehensive income totaled $237,007 and $470,000, respectively.


NOTE 4 - SUBSEQUENT EVENT

On April 18, 2001, the Company entered into a definitive merger agreement to acquire Ohio State Financial Services, Inc. of Bridgeport, Ohio ("OSFS"). The merger is subject to regulatory approvals, OSFS's shareholders approval, and other conditions. The Company will acquire all of the outstanding common stock of OSFS for $16.00 per share in cash, or approximately $8.0 million. It is anticipated that the merger will close by the end of the Company's first quarter of fiscal 2002.

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

OVERVIEW
--------
     On April 18, 2001, the Company entered into a definitive merger agreement to acquire Ohio State Financial Services, Inc. of Bridgeport, Ohio ("OSFS"). The merger is subject to regulatory approvals, OSFS's shareholder approval and other conditions. The Company will acquire all of the outstanding common stock of OSFS for $16.00 per share in cash, or approximately $8.0 million. It is anticipated that the merger will close by the end of the company's first quarter of fiscal 2002.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000
---------------------------------------------------------------------
Total assets increased by approximately $20,269,000 to $165,533,650 at March 31, 2001, from $145,264,440 at June 30, 2000. The increase is distributed among increases in interest-bearing deposits with other financial institutions, investment and mortgage-backed securities, as well as, increased loan demand. Advances from the Federal Home Loan Bank ("FHLB") and deposits, which increased by $9,500,000 and $9,785,000, respectively, were used to fund the asset growth.

Investment securities increased by $3,695,000 to $13,179,642 at March 31, 2001, from $9,484,309 at June 30, 2000. The increase is attributed to the purchase of municipal and corporate securities offset by multiple calls on FHLB bonds. During the nine month period, the Company has purchased five long-term insured municipal bond securities classified as available for sale totalling approximately $5,800,000 that have a tax equivalent yield of approximately 7.66%. Also during this period, the Company purchased three 36-month corporate bonds classified as available for sale totalling approximately $2,000,000 with a yield of approximately 6.0%. The purchases of the municipal and corporate bonds were offset by having five FHLB bonds called totalling $4,500,000 during the period.

Mortgage-backed securities increased by $4,481,000 to $8,126,366 at March 31, 2001, from $3,645,182 at June 30, 2000. The increase is primarily the result of a GNMA security classified as available for sale that was purchased in November 2000. The security has a weighted-average coupon of 7.5%.

Net loans receivable increased by $5,981,000 to $125,702,544 at March 31, 2001, from $119,721,308 at June 30, 2000. The increase in loans was primarily due to an increase in non-residential mortgages of $3,150,000, commercial loans of $1,641,000 and automobile loans of $1,531,000. Non-residential mortgage loans and commercial loans have increased due to strong demand for the Company's competitively priced adjustable rate mortgage products and demand from existing customers. Automobile loans have increased due principally to increased loan activity written by automobile dealership customers of the Company. See "Risk Elements".

Deposits increased by $9,785,000 to $128,715,969 at March 31, 2001 from $118,930,939 at June 30, 2000. Within the deposit line item, certificates of deposit increased by $9,266,000 to $85,277,814 at March 31, 2001 from
$76,011,529 at June 30, 2000. This increase is primarily the result of certificate of deposit specials that have been offered over the nine-month period ended March 31, 2001. Although the same specials are being offered currently with the exception of the eleven (11) month special which has been eliminated, the annual percentage rates have been reduced for each term from the rates reported in the prior two three month periods. The seven month special currently has an annual percentage rate of 4.50%, down from 5.87% and 6.66%, respectively, the thirteen (13) month special currently has an annual percentage rate of 4.55%, down from 5.92% and 6.92%, respectively, and the nineteen (19) month special currently has an annual percentage rate of 4.60%, down from 5.92% and 6.92%, respectively.

The seven and nineteen month maturity areas continue to be equally popular with the Company's customers. Savings deposits and demand deposits increased $263,000 and $256,000, respectively, for the nine-month period ended March 31, 2001. The increase in core deposits is a reversal of the trend noticed during the first six-month period. The core deposit increases and significant growth in certificates can be attributed to customers altering their investment options.

Advances from the FHLB increased $9,500,000 to $20,000,000 at March 31, 2001 from $10,500,000 at June 30, 2000. This increase is the net result of activity over the current period. During the nine month period ended March 31, 2001, the Company has taken out three $5 million convertible select advances. The first was obtained in November 2000 and has a maturity of November 2010 with a conversion date of November 2003, it is priced at 6.05%. The second was obtained in December 2000 and has a maturity of December 2010 with a conversion date of December 2004, it is priced at 5.54%. The third advance was obtained in March 2001 and has a maturity of March 2011 with a conversion date of March 2002 if three-month Libor exceeds 6.99%, it is priced at 4.96%. The increase in advances is offset by the maturity of a $2,500,000 short term advance and the payoff of a $3 million dollar advance that was priced at 5.52% and was to be converted in October 2001. The additional $9,500,000 in funds were used primarily to purchase investment and mortgage-backed securities.


Stockholders' Equity increased by approximately, $1,076,000 to $16,143,975 at March 31, 2001 from $15,068,274 at June 30, 2000. Net income of $689,000, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $217,000, and an increase in the net unrealized gain on securities of $427,000 were offset by the payment of cash dividends of $257,000.


COMPARISON  OF THE RESULTS OF  OPERATIONS  FOR THE THREE AND NINE  MONTHS  ENDED
--------------------------------------------------------------------------------
MARCH 31, 2001 AND 2000
-----------------------

Net interest income increased $19,000 or 1.55%, to $1,275,000 for the three months ended March 31, 2001 from $1,256,000 for the comparable period ended 2000. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended March 31, 2001 decreased to 2.80% from 3.25% for the comparable period ended 2000. See "Average Balance Sheet" for the three-month periods ended March 31, 2001 and 2000.

Net interest income increased $109,000 or 2.95%, to $3,804,000 for the nine-months ended March 31, 2001 from $3,695,000 for the comparable period ended 2000. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the nine-months ended March 31, 2001 decreased to 2.96% from 3.27% for the comparable period ended 2000. See "Average Balance Sheet" for the nine-month periods ended March 31, 2001 and 2000.

Noninterest income increased $74,000 or 43.86%, to $245,000 for the three months ended March 31, 2001 from $171,000 for the comparable period ended 2000. Noninterest income increased $93,000 or 18.17% to $608,000 for the nine-months ended March 31, 2001 from $515,000 for the comparable period ended 2000. For the three and nine month period of 2001, miscellaneous fees and fees on deposit accounts increased by $27,000 and $62,000, respectively, also gain on sales of fixed rate loans and related servicing rights increased $48,000 and $54,000, respectively. These net increases were offset by a write-down of Other Real Estate Owned of $20,000 and a recognized loss on an investment of $2,000 for the nine-month period.


Noninterest expense increased $74,000 or 7.26%, to $1,093,000 for the three months ended March 31, 2001 from $1,019,000 for the comparable 2000 period. Noninterest expense increased $131,000 or 4.28%, to $3,178,000 for the nine months ended March 31, 2001 from $3,048,000 for the comparable period ended 2000. For the three and nine month periods ended March 31, 2001, compensation and employee benefits increased $26,000 or 5.10%, and $96,000 or 6.65%, respectively. The increases in compensation and employee benefits are due to the hiring of additional employees for loan collection and data processing, as well as, additional costs of living increases for all full time employees. For the three and nine month periods ended March 31, 2001, occupancy and equipment increased $14,000 and $58,000 respectively. The increases are due primarily to an increase in combined equipment depreciation and maintenance of $6,000 and $54,000 for the three and nine month periods, respectively. The increases are directly related to the in-house item-processing department that began formation during the latter part of 1999. Data processing charges decreased $3,000 and $65,000 for the three and nine-month periods ended March 31, 2001. The decreases are due to the completion of the conversion to in house item processing in January 2000. The decreases in data processing are offset by similar increases in "occupancy and equipment" for maintenance and depreciation and in "other expenses" for supplies, communications and postage, which increased $10,000 and $35,000 for the three and nine month periods, respectively. Other Expenses have increased $35,000 and $50,000, respectively for the three and nine month periods ended March 31, 2001. In addition to the increases in supplies, postage and communications discussed above, state franchise taxes have increased $12,000 and $11,000, respectively, and expenses related to the company's merchant card program have increased $7,000 and $10,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2001, the Company had commitments to fund loans of approximately $997,650. These loan commitments are expected to be funded by April 30, 2001.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 15.38%, 14.72%, 9.68% and 14.68%, 14.03%, and 9.18%, respectively, at
March 31, 2001.

Average Balance Sheet for the Three-Month Period Ended March 31

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

                                                                            Period Ended March 31,
                                                     --------------------------------------------------------------------
                                                                   2001                               2000
                                                     --------------------------------  ----------------------------------
                                                      Average               Average     Average                 Average
                                                      Balance   Interest   Yield/Cost   Balance     Interest   Yield/Cost
                                                     ---------  --------   ----------  ---------   ---------   ----------
Interest-earning assets:
  Loans receivable (1)                               $126,640    $2,676      8.45%     $119,039      $2,435      8.18%
  Investment securities (2)                            19,898       299      6.02%       13,135         229      6.97%
  Mortgage-backed securities                            8,305       145      6.98%        3,841          63      6.56%
                                                     ---------  --------   --------    ---------   ---------   --------
     Total interest-earning assets                    154,843     3,120      8.06%      136,015       2,727      8.02%
                                                                --------   --------                ---------   --------
Non-interest-earning assets                             7,182                             7,226
                                                     ---------                         ---------
     Total assets                                    $162,025                          $143,241
                                                     =========                         =========

Interest-bearing liabilities:
  Interest-bearing demand deposits                    $19,093       156      3.27%      $20,010         170      3.39%
  Certificates of deposit                              83,298     1,262      6.06%       71,987         979      5.44%
  Savings deposits                                     17,236       121      2.81%       16,983         115      2.71%
  FHLB borrowings                                      20,750       306      5.90%       14,417         208      5.78%
                                                     ---------  --------   --------    ---------   ---------   --------
     Total interest-bearing liabilities               140,377     1,845      5.26%      123,397       1,472      4.77%
                                                                --------   --------                ---------   --------
Non-interest bearing liabilities                        5,691                             5,105
                                                     ---------                         ---------
     Total liabilities                                146,068                           128,502
Stockholders' equity                                   15,957                            14,739
                                                     ---------                         ---------
     Total liabilities and stockholders'
       equity                                        $162,025                          $143,241
                                                     =========                         =========

Net interest income                                              $1,275                              $1,255
                                                                ========                           =========
Interest rate spread (3)                                                     2.80%                               3.25%
                                                                           ========                            ========
Net yield on interest-earning assets (4)                                     3.29%                               3.69%
                                                                           ========                            ========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     110.31%                             110.23%
                                                                           ========                            ========

--------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Average Balance Sheet for the Nine-Month Period Ended March 31

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


                                                                             Period Ended March 31,
                                                      ----------------------------------------------------------------------
                                                                    2001                                2000
                                                      ---------------------------------   ----------------------------------
                                                       Average                Average      Average                 Average
                                                       Balance    Interest   Yield/Cost    Balance     Interest   Yield/Cost
                                                      ---------   --------   ----------   ---------   ---------   ----------
Interest-earning assets:
  Loans receivable (1)                                $123,688     $7,880      8.49%      $115,731      $7,068      8.14%
  Investment securities (2)                             16,552        817      6.58%        13,056         644      6.58%
  Mortgage-backed securities                             5,932        303      6.81%         4,014         193      6.41%
                                                      ---------   --------   --------     ---------   ---------   --------
     Total interest-earning assets                     146,172      9,000      8.21%       132,801       7,905      7.94%
                                                                  --------   --------                 ---------   --------
Non-interest-earning assets                              7,123                               7,184
                                                      ---------                           ---------
     Total assets                                     $153,295                            $139,985
                                                      =========                           =========

Interest-bearing liabilities:
  Interest-bearing demand deposits                     $19,335        497      3.43%       $20,701         521      3.36%
  Certificates of deposit                               79,929      3,619      6.04%        69,578       2,792      5.35%
  Savings deposits                                      17,287        367      2.83%        16,734         337      2.69%
  FHLB borrowings                                       15,416        713      6.17%        13,139         560      5.68%
                                                      ---------   --------   --------     ---------   ---------   --------
     Total interest-bearing liabilities                131,967      5,196      5.25%       120,152       4,210      4.67%
                                                                  --------   --------                 ---------   --------
Non-interest bearing liabilities                         5,760                               4,957
                                                      ---------                           ---------
     Total liabilities                                 137,727                             125,109
Stockholders' equity                                    15,568                              14,876
                                                      ---------                           ---------
     Total liabilities and stockholders'
       equity                                         $153,295                            $139,985
                                                      =========                           =========

Net interest income                                                $3,804                               $3,695
                                                                  ========                            =========
Interest rate spread (3)                                                       2.96%                                3.27%
                                                                             ========                             ========
Net yield on interest-earning assets (4)                                       3.47%                                3.71%
                                                                             ========                             ========
Ratio of average interest-earning assets  to
  average interest-bearing liabilities                                       110.76%                              110.53%
                                                                             ========                             ========

----------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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


                                                        March 31,  June 30,
                                                           2001      2000
                                                         ------    ------

Loans on a nonaccrual basis                              $  669    $  304
Loans past due 90 days or more and still accruing           546       189
                                                         ------    ------
         Total nonperforming loans                        1,215       493
                                                         ------    ------

Other real estate                                           387       407
Repossessed assets                                           16        21
                                                         ------    ------
         Total nonperforming assets                      $1,618    $  921
                                                         ------    ------


Nonperforming loans as a percentage of total net loans     0.97%     0.41%
                                                         ======    ======

Nonperforming assets as a percentage of total assets       0.98%     0.63%
                                                         ======    ======
Allowance for loan losses to nonperforming loans          58.53%   138.36%
                                                         ======    ======


Nonaccrual loans consist of $443,000 in one to four family residential mortgages and $226,000 in non-residential real estate mortgages at March 31, 2001. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

The following is a breakdown of the loan portfolio composition at March 31, 2001 and June 30, 2000:

                                          March 31,      June 30,
                                            2001           2000
                                       ------------   ------------
Mortgage Loans:
           1-4 family                  $ 61,686,418   $ 62,163,992
           Multi-family                   5,909,990      5,469,906
           Non-residential               27,693,943     24,543,795
           Construction                   3,157,391      3,241,801
                                       ------------   ------------
                                         98,447,742     95,419,494
                                       ------------   ------------
Consumer Loans:
           Home Improvement               1,327,553      1,439,387
           Automobile                    12,434,755     10,903,416
           Share loans                    1,546,547      1,406,328
           Other                          2,686,545      2,675,498
                                       ------------   ------------
                                         17,995,400     16,424,629
                                       ------------   ------------

                                       ------------   ------------
Commercial Loans                         12,141,009     10,500,256
                                       ------------   ------------

Less:
           Loans in process               2,058,296      1,812,877
           Net deferred loan fees           112,118        128,091
           Allowance for loan losses        711,193        682,103
                                       ------------   ------------
                                          2,881,607      2,623,071
                                       ------------   ------------
                Total                  $125,702,544   $119,721,308
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

                NONE

Item 5 - Other information

                NONE

Item 6  - Exhibits and reports on Form 8-K

(a)      List of Exhibits:

             2      Agreement and Plan of Merger between Advance Financial Bancorp and
                    Ohio State Financial Services, Inc.******
             3 (i)  Certificate of Incorporation of Advance Financial Bancorp *
             3 (ii) Amended Bylaws of Advance Financial Bancorp *****
             4 (i)  Specimen Stock Certificate *
             4 (ii) Shareholders Rights Plan **
            10      Employment Agreement between the Bank and Stephen M. Gagliardi ***
            10.1    1998 Stock Option Plan ****
            10.2    Restricted Stock Plan and Trust Agreement ****

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

******  Incorporated by reference to Form 8K filed April 19, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Advance Financial Bancorp

Date:  May 15, 2001                    By: /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  May 15, 2001                    By: /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Vice President and CFO



                                       -17