Form 10KSB
period 2001-06-30
ADVANCE FINANCIAL BANCORP
filed 2001-09-14
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the fiscal year ended   June 30, 2001
                                   ----------------

                                          OR

[ ]      Transition  report  pursuant  to  section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from       to      .
                                                             -----    -----

Commission File No. 0-21885

                            Advance Financial Bancorp
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                 55-0753533
---------------------------------------------       ---------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1015 Commerce Street, Wellsburg, West Virginia            26070
----------------------------------------------      ---------------------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's Telephone Number, Including Area Code:       (304) 737-3531
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

         State issuer's revenues for its most recent fiscal year.  $13,030,000

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at August 31, 2001, was approximately $10.0 million.

         As of August 31, 2001, there were issued and outstanding 932,285 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 2001. (Part II)
          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 2001. (Part III)

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

         On April 18, 2001, the Company entered into a definitive merger agreement to acquire Ohio State Financial Services, Inc. of Bridgeport, Ohio ("OSFS"). The merger is subject to regulatory approvals, OSFS's shareholder approval and other conditions. The Company will acquire all of the outstanding common stock of OSFS for $16.00 per share in cash, or approximately $8.0 million. Bridgeport S&LA, OSFS wholly-owned subsidiary, will be merged with and into the Bank. The acquisition to acquire OSFS and its subsidiary was completed on September 7, 2001.

         The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Wellsburg, West Virginia. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

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

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Brooke and Hancock counties of West Virginia and the northern portion of Jefferson County, Ohio and Washington County, Pennsylvania. Upon consummation of the merger with OSFS, the Registrant will enter into the market of Ohio and Marshal counties, of West Virginia, Belmont County, Ohio and the southern portion of Jefferson County, Ohio.

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

                                                                   June 30,
                                               -----------------------------------------------
                                                       2001                      2000
                                               ---------------------     ---------------------
                                                Amount       Percent      Amount       Percent
                                               --------      -------     --------      -------
                                                            (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family ........................$ 64,696        48.88%     $ 62,163       50.81%
  Non-residential.............................  27,957        21.12        24,544       20.06
  Multi-family ...............................   6,003         4.54         5,470        4.47
  Construction................................   2,456         1.86         3,242        2.65
                                              --------       ------      --------      ------
Total real estate loans                        101,112        76.40        95,419       77.99
                                              --------       ------      --------      ------
Consumer Loans:
  Automobile..................................  13,000         9.82        10,904        8.91
  Other.......................................   2,756         2.08         2,653        2.17
  Share.......................................   1,595         1.21         1,406        1.15
  Home improvement............................   1,208         0.91         1,439        1.18
  Education...................................      23         0.02            23        0.02
                                              --------      -------      --------     -------
Total consumer loans                            18,582        14.04        16,425       13.43
                                              --------      -------      --------      ------

Commercial business loans.....................  12,651         9.56        10,500        8.58
                                              --------      -------      --------     -------
     Total loans                               132,345       100.00%      122,344      100.00%
                                                            =======                    ======
Less:
  Loans in process............................  (1,861)                    (1,813)
  Deferred loan origination fees and costs....    (109)                      (128)
  Allowance for loan losses...................    (779)                      (682)
                                              --------                   --------
     Total loans, net                         $129,596                   $119,721
                                              ========                    =======

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio, at June 30, 2001. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                    Due after
                                      Due within    1 through    Due after
                                        1 year       5 years      5 years        Total
                                        ------       -------      -------        -----
                                                         (In Thousands)
One- to four-family real estate....    $ 7,882      $ 2,234      $54,580      $  64,696
Non-residential real estate........        580        1,525       25,852         27,957
Multi-family real estate...........        124          328        5,551          6,003
Construction.......................      2,456            -            -          2,456
Consumer loans.....................      1,363       13,845        3,374         18,582
Commercial business loans..........      1,636        4,006        7,009         12,651
                                       -------      -------      -------        -------
Total..............................    $14,041      $21,938      $96,366       $132,345
                                       =======      =======      =======        =======

         The following table sets forth as of June 30, 2001 the dollar amount of all loans due after June 30, 2002, which have fixed interest rates and floating or adjustable interest rates.

                                                          Floating or
                                          Fixed Rates   Adjustable Rates     Total
                                          -----------   ----------------    -------
                                                         (In Thousands)
One- to four-family real estate.......     $24,336          $32,478       $ 56,814
Multi-family real estate                     2,511            3,368          5,879
Non-residential real estate...........      11,457           15,920         27,377
Consumer loans........................      17,219                -         17,219
Commercial business loans.............       3,751            7,264         11,015
                                           -------          -------       --------
    Total.............................     $59,274          $59,030       $118,304
                                           =======          =======        =======

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

         The Registrant's one-to four-family residential loan portfolio also includes second mortgage loans and home equity loans. Such loans are generally secured by second liens on one-to four-family residential real estate. At June 30, 2001, such loans totalled $10,208,000 or 15%, of the Registrant's one-to four- family residential loan portfolio.

         Non-Residential Real Estate Loans. Non-residential real estate loans consist of mixed residential and commercial use property, professional office buildings, churches and restaurants. Loans secured by non-residential property may be originated in amounts up to 80% of the appraised value for a maximum term of 20 years. Non-residential real estate loans have significantly more risk than one-to four-family mortgage loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans.

         Construction Loans. The Registrant originates construction loans primarily for the construction of single family dwellings. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 12 months. At June 30, 2001, there were no construction loans to builders. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans. At June 30, 2001 construction on loans to individuals totalled $2,456,000. Construction financing generally has a higher degree of credit risk than one-to four-family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Registrant may have a completed project with a value too low to assure full repayment of the loan.

         Construction loans made to builders who are building to resell have a maximum loan-to-value ratio of 80% of the appraised value of the property. Construction loans to individuals who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

         Multi-Family. Multi-family loans are primarily secured by apartment houses, located in the Registrant's primary market area. Loans secured by multi-family property may be originated in amounts up to 75% of the appraised value with either fixed or adjustable rates of interest. Fixed rate interest loans have maturities generally of up to 20 years, with principal and interest payments calculated on a 20 year amortization period. Adjustable rate loans typically have a 15 to 30 year amortization period, with repricing following every year, three years, or five years. Multi-family loans have credit risks similar to non-residential real estate loans.

         Consumer Loans. Consumer loans primarily consist of direct and indirect automobile loans. Direct automobile loans are generally originated with terms of up to 6 years for new automobiles and up to 5 1/2 years for used automobiles. Indirect automobile loans are purchased from automobile dealers with whom the Registrant generally provides floor plan financing. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is rebated to the Registrant, on a pro rata basis, if the loan is repaid within the first six months. The Registrant generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Registrant's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Direct and indirect automobile loans are secured by the new or used automobile. At June 30, 2001, automobile loans totalled $13,000,000 or, 70% of the Registrant's consumer loan portfolio. Of this amount, indirect automobile loans totalled $6,859,000. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to four-family residential loans.

         The Registrant also makes a variety of other loans that totalled $5,582,000, or 30%, of total consumer loans at June 30, 2001. Included in this total are home improvement loans, credit card loans, loan secured by deposit accounts (share loans) and educational loans. Underwriting standards for these loans vary based on the loan type and the creditworthiness of the borrower.

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

         The loan committee reviews all applications for commercial loans up to $250,000, whether secured or unsecured, and all consumer loans in amounts above the lending limit described above. All loans which the committee does not review require the consideration and approval of the entire Board of Directors.

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

         Loan Commitments. Written loan commitments are given to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. No commitment fees or points to secure commitments are charged to prospective borrowers. However, a customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Registrant. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30-day limit. At June 30, 2001, the Registrant had $2,787,000 of outstanding commitments to originate loans and $978,000 in undisbursed funds related to construction loans.

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


         Non-Performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totaled $25,317 for the year ended June 30, 2001.

                                                                           At June 30,
                                                                       -------------------
                                                                         2001         2000
                                                                         ----         ----
                                                                   (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family.......................................           $  252        $ 286
  Non-residential...........................................              240           16
  Multi-family..............................................               --            -
  Construction..............................................               --            -
  Commercial................................................               --            -
Consumer....................................................               --            2
Commercial..................................................                -           --
                                                                        -----         ----
    Total non-accrual loans.................................              492          304
                                                                        -----         ----
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family.....................................               --            -
    Non-residential.........................................               --            -
    Multi-family............................................               --            -
    Construction............................................               --            -
Consumer....................................................              140          189
Commercial..................................................              571           --
                                                                        -----         ----
Total accruing loans greater than 90 days past due..........              711          189
                                                                        -----         ----
Total non-performing loans..................................            1,203          493
Real estate acquired in settlement of loans.................              355          407
Other non-performing assets.................................               13           21
                                                                        -----         ----
Total non-performing assets.................................           $1,571        $ 921
                                                                        =====         ====
Total non-performing loans to total loans...................             .92%         .41%
                                                                        ====          ===
Total non-performing loans to total assets..................             .71%         .34%
                                                                        ====          ===
Total non-performing assets to total assets.................             .94%         .63%
                                                                        ====          ===

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                                  At June 30, 2001
                                                  ----------------
                                                   (In Thousands)

              Special Mention..................         $  877
              Substandard......................          1,920
              Doubtful.........................             80
              Loss.............................              -
                                                        ------
              Total............................         $2,877
                                                        ======

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                      Year Ended June 30,
                                                                    -----------------------
                                                                       2001         2000
                                                                    ---------     ---------
                                                                     (Dollars in Thousands)
Total loans outstanding .........................................   $ 132,345     $ 122,344
                                                                    =========     =========
Average loans outstanding .......................................     124,726       116,825
                                                                    =========     =========

Allowance balance (at beginning of period) ......................   $     682     $     582
Provision:
  Real estate ...................................................          56            57
  Consumer ......................................................          93            64
  Commercial ....................................................          42            54
Charge-offs:
  Real estate ...................................................          --            --
  Consumer ......................................................         (77)          (54)
  Commercial ....................................................         (20)          (25)
Recoveries:
  Real estate ...................................................          --            --
  Consumer ......................................................           3             4
  Commercial ....................................................          --            --
                                                                    ---------     ---------
Allowance balance (at end of period) ............................   $     779     $     682
                                                                    =========     =========

Allowance for loan losses as a percent of total loans outstanding         .59%          .56%
                                                                    =========     =========
Net loans charged off as a percent of average loans outstanding .         .08%          .06%
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

                                                       June 30,
                                   ---------------------------------------------
                                         2001                       2000
                                   ---------------------      ------------------
                                           Percent of               Percent of
                                            Loans in                 Loans in
                                             Each                     Each
                                            Category                 Category
                                            to Total                 to Total
                                   Amount    Loans          Amount    Loans
                                   ------    -----          ------    -----
                                            (Dollars in Thousands)
Types of Loans
--------------
Real Estate:
  One- to four-family........       $ 108     48.88%         $  93        50.81%
  Non-residential ...........         308     21.12            270        20.06
  Multi-family...............          36      4.54             33         4.47
  Construction...............          --      1.86             --         2.65
Consumer.....................         176     14.04            129        13.43
Commercial...................         151      9.56            157         8.58
                                    -----     -----          -----       ------
     Total...................       $ 779    100.00%         $ 682       100.00%
                                    =====    ======          =====       ======

Investment Activities

     The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. The OTS does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

     Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2001, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $10,795,000 and $19,531,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At June 30, 2001, the Registrant's securities available for sale had an amortized cost of $19,437,000 and market value of $19,531,000. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         At June 30, 2001, the Registrant's securities portfolio contained one security of an issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity. That security is a bank qualified triple A rated municipal general obligation bond with a book value of $1,960,000 and a market value of $1,996,000 at June 30, 2001.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                                                 At June 30,
                                                                          ------------------------
                                                                            2001            2000
                                                                          --------        --------
                                                                              (In Thousands)
Securities held to maturity:
  Interest-bearing deposits in other financial institutions......         $ 7,375         $ 4,642
  U.S. government agency securities..............................             750           1,250
  FHLB stock.....................................................           1,075             800
  Mortgage-backed securities.....................................           1,595           2,089
                                                                          -------         -------
    Total securities held to maturity............................          10,795           8,781
                                                                          -------         -------
Securities available for sale:
  U.S. government and agency securities..........................           2,933           8,129
  Common stock...................................................             373              80
  Money fund securities..........................................              20              26
  Mortgage-backed securities.....................................           8,383           1,556
  Municipal bond obligations.....................................           5,819               -
  Corporate bond obligations.....................................           2,003               -
                                                                          -------         -------
    Total securities available for sale..........................          19,531           9,791
                                                                          -------         -------
Total investment and mortgage-backed securities..................         $30,326         $18,572
                                                                          =======         =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                         At June 30, 2001
                                  --------------------------------------------------------------------------------------------------
                                      Less than             1 to             Over 5 to         Over 10              Total
                                       1 year              5 years           10 years           years             Securities
                                  ------------------ ------------------ ---------------- ---------------- --------------------------
                                  Carrying   Average Carrying   Average Carrying Average Carrying Average Carrying          Market
                                   Value      Yield   Value      Yield   Value    Yield   Value    Yield   Value     Yield  Value
                                   -----      -----   -----      -----   -----    -----   -----    -----   -----     -----  -----
                                                                         (Dollars in Thousands)
Securities held to maturity:
  Interest-bearing deposits
    in other financial
    institutions..................  $7,375     3.91%  $    -         -% $    -      -%  $    -         -% $ 7,375     3.91% $ 7,375
  U.S. government and agency
    securities....................       -        -      250      6.50       -      -      500      6.74      750     6.66      742
  FHLB stock......................   1,075     6.75        -         -       -      -        -         -    1,075     6.75    1,075
  Mortgage-backed securities......       -        -        -         -     357   6.50    1,238      7.02    1,595     6.90    1,602
                                    ------     ----   ------      ----  ------   ----  -------      ----  -------     ----  -------
      Total securities held
        to maturity...............   8,450     4.27      250      6.50     357   6.50    1,738      6.94   10,795     4.83   10,794
                                    ------     ----   ------      ----  ------   ----  -------      ----  -------     ----  -------

Securities available for sale:
  U.S. government and agency
     securities...................       -        -      472      7.28   1,494   6.40      967      6.45    2,933     6.56    2,933
  Common stock....................     373     2.00        -         -       -      -        -         -      373     2.00      373
  Money fund securities...........       -        -        -         -      20   5.06        -         -       20     5.06       20
  Municipal bond obligations......       -        -        -         -       -      -    5,819      5.31    5,819     5.31    5,819
  Corporate bond obligations......       -        -    2,003      5.85       -      -        -         -    2,003     5.85    2,003
  Mortgage-backed securities......       -        -      487      5.50     987   5.50    6,909      7.02    8,383     6.75    8,383
                                    ------     ----   ------      ----  ------   ----  -------      ----  -------     ----  -------
      Total securities
        available for sale........     373     2.00    2,962      5.81   2,501   6.52   13,695      6.55   19,531     6.11   19,531
                                    ------     ----   ------      ----  ------   ----  -------      ----  -------     ----  -------

Total investment and
  mortgage-backed
  securities......................  $8,823     4.17%  $3,212      5.86% $2,858   6.52% $15,433      6.59% $30,326     5.65% $30,325
                                    ======     ====   ======      ====  ======   ====  =======      ====  =======     ====  =======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2001, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2001.


             Maturity Period                     Time Deposits
             ---------------                     -------------
                                                (In Thousands)

Within three months......................           $ 3,838
More than three through six months.......             3,117
More than six through nine months........             2,811
Over nine months.........................             2,945
                                                    -------
         Total...........................           $12,711
                                                    =======

Borrowings

         The Registrant may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2001, borrowings with the FHLB totalled $20,000,000, which were classified as long-term.

Employees

         At June 30, 2001, the Registrant had 53 full-time and 4 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 2000, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2000. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2001, the Registrant's lending limit for loans to one borrower was approximately $2,429,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2001, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2001, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2001, the Bank was in compliance with its QTL requirement, with 80.77% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

         (a)      Properties.

                  The Registrant operates from its main office and two branch offices.


                                                                     Year Leased
Locations(3)                               Leased or Owned           or Acquired
---------                                  ---------------           -----------

MAIN OFFICE:
  1015 Commerce Street                       Owned                      1984
  Wellsburg, West Virginia

BRANCH OFFICES:
  1409 Main Street                           Leased (1)                 1996
  Follansbee, West Virginia

  805 Main Street
  Wintersville, Ohio                         Leased (2)                 1997

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

                  (3) Upon consummation of the merger with OSFS, the Registration will add two additional branch offices located at 435 Main Street, Bridgeport, Ohio and 4000 Central Avenue, Shadyside, Ohio. The new branches will be owned by the Registrant.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended June 30, 2001 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

                    1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2001, together with the related notes and the independent auditors' report of
                         S. R. Snodgrass, A.C. independent certified public accountants.

                    2.   Schedules omitted as they are not applicable.

                    3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:
                                     2      Agreement and Plan of Merger between Advance Financial
                                            Bancorp and Ohio State Financial Services, Inc.******
                                     3(i)   Certificate of Incorporation of Advance Financial Bancorp *
                                     3(ii)  Amended Bylaws of Advance Financial Bancorp*****
                                     4(i)   Specimen Stock Certificate *
                                     4(ii)  Shareholder Rights Plan **
                                    10      Employment Agreement between the Bank and Stephen M.
                                            Gagliardi ***
                                    10.1    1998 Stock Option Plan ****
                                    10.2    Restricted Stock Plan and Trust Agreement ****
                                    13      Portions of the 2001 Annual Report to Stockholders
                                    21      Subsidiaries of the Registrant (See "Item 1- Description of
                                            Business")
                                    23      Consent of S.R. Snodgrass, A.C.

         (b) A Form 8-K (Items 5 and 7) dated April 18, 2001 was filed with the SEC on April 19, 2001, which announced the Registrant's definitive merger agreement with Ohio State Financial Services, Inc.


         -------------------
         * Incorporated by reference to the registration statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.
         ** Incorporated by reference to the Form 8-K (File No. 0-21885) filed with the SEC on July 17, 1997.
         *** Incorporated by reference to the June 30, 1997 Form 10-KSB filed with the SEC on September 24, 1997.
         **** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.
         ***** Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 28, 1999.
         ****** Incorporated by reference to the Form 8-K filed with the SEC on April 19, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 14, 2001.

                           ADVANCE FINANCIAL BANCORP


                           By:   /s/Stephen M. Gagliardi
                                 -----------------------------------------------
                                 Stephen M. Gagliardi
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 14, 2001.


/s/Stephen M. Gagliardi                                       /s/George H. Johnson
-----------------------------------------------               -----------------------------------------------
Stephen M. Gagliardi                                          George H. Johnson
President, Chief Executive Officer and Director               Director
(Principal Executive Officer)

/s/John R. Sperlazza                                          /s/Kelly M. Bethel
-----------------------------------------------               -----------------------------------------------
John R. Sperlazza                                             Kelly M. Bethel
Director                                                      Director

/s/William E. Watson                                          /s/Frank Gary Young
-----------------------------------------------               -----------------------------------------------
William E. Watson                                             Frank Gary Young
Director                                                      Director

/s/James R. Murphy                                            /s/William B. Chesson
-----------------------------------------------               -----------------------------------------------
James R. Murphy                                               William B. Chesson
Director                                                      Director


/s/Stephen M. Magnone                                         /s/Steven D. Martino
-----------------------------------------------               -----------------------------------------------
Stephen M. Magnone                                            Steven D. Martino
Treasurer                                                     Senior Vice President
(Principal Accounting Officer)
