Form 10QSB
period 2001-09-30
ADVANCE FINANCIAL BANCORP
filed 2001-11-13
CIK 1023398

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


                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes  x   No
                                                                ---     ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at November 10, 2001:   932,285

                            Advance Financial Bancorp

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet ( Unaudited)  as of
                    September 30, 2001 and June 30, 2001                       3

                 Consolidated Statement of Income (Unaudited)
                    For the Three Months ended September 30, 2001 and 2000     4

                 Consolidated Statement of Cash Flows (Unaudited)
                    For the Three Months ended September 30, 2001 and 2000     5

                 Notes to the Unaudited Consolidated Financial Statements    6-8


        Item 2 - Management's Discussion and Analysis                       9-13

Part II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                            14

        Item 2 - Changes in Securities                                        14

        Item 3 - Default Upon Senior Securities                               14

        Item 4 - Submissions of Matters to a vote of Security Holders         14

        Item 5 - Other Information                                            14

        Item 6 - Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                    15

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                               SEPTEMBER 30,       JUNE 30,
                                                                                     2001            2001
                                                                               -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $   1,353,533    $   1,177,728
       Interest bearing deposits with other institutions                           4,024,098        7,375,450
                                                                               -------------    -------------
          Total cash and cash equivalents                                          5,377,631        8,553,178
                                                                               -------------    -------------

     Investment securities:
       Securities held to maturity (fair value of $501,596 and $742,057)             500,000          749,934
       Securities available for sale                                              11,174,128       11,147,919
                                                                               -------------    -------------
          Total investment securities                                             11,674,128       11,897,853
                                                                               -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,868,470 and $1,601,960)       1,829,968        1,595,349
       Securities available for sale                                               7,846,255        8,383,075
                                                                               -------------    -------------
          Total mortgage-backed securities                                         9,676,223        9,978,424
                                                                               -------------    -------------

     Loans held for sale                                                           2,211,556          439,949
     Loans receivable,  (net of allowance for loan losses
          of $965,910 and $779,170 )                                             157,384,463      129,595,542
     Office properties and equipment, net                                          3,797,782        3,828,367
     Federal Home Loan Bank Stock, at cost                                         1,190,000        1,075,000
     Accrued interest receivable                                                   1,119,277        1,017,024
     Other assets                                                                  1,374,235        1,101,725
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 193,805,295    $ 167,487,062
                                                                               =============    =============

Liabilities:
     Deposits                                                                  $ 155,615,925    $ 130,499,131
     Advances from Federal Home Loan Bank                                         20,000,000       20,000,000
     Advance payments by borrowers for taxes and insurance                           255,534          146,095
     Accrued interest payable and other liabilities                                  865,489          499,119
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      176,736,948      151,144,345
                                                                               -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                           -                -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,347,266       10,339,790
     Retained earnings - substantially restricted                                  9,220,820        8,806,639
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (402,464)        (424,154)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (263,326)        (316,480)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                          290,871           61,742
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              17,068,347       16,342,717
                                                                               -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 193,805,295    $ 167,487,062
                                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           2001         2000
                                                                        ----------   ----------
INTEREST AND DIVIDEND INCOME
    Loans                                                               $2,847,990   $2,542,551
    Investment securities                                                  168,339      170,278
    Interest-bearing deposits with other institutions                       50,107       46,745
    Mortgage-backed securities                                             154,264       59,395
    Dividends on Federal Home Loan Bank Stock                               21,154       14,579
                                                                        ----------   ----------

         Total interest and dividend income                              3,241,854    2,833,548
                                                                        ----------   ----------
INTEREST EXPENSE
    Deposits                                                             1,532,529    1,436,647
    Advances from Federal Home Loan Bank                                   295,187      165,010
                                                                        ----------   ----------

         Total interest expense                                          1,827,716    1,601,657
                                                                        ----------   ----------

NET INTEREST INCOME                                                      1,414,138    1,231,891

Provision for loan losses                                                   66,300       30,000
                                                                        ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,347,838    1,201,891
                                                                        ----------   ----------
NONINTEREST INCOME
    Service charges on deposit accounts                                    135,694      105,580
    Gain on sale of loans                                                   32,379        5,116
    Other income                                                           101,794       72,414
                                                                        ----------   ----------
         Total noninterest income                                          269,867      183,110
                                                                        ----------   ----------
NONINTEREST EXPENSE
    Compensation and employee benefits                                     524,730      499,490
    Occupancy and equipment                                                196,675      179,432
    Professional fees                                                       31,702       29,517

    Advertising                                                             21,105       25,646

    Data processing charges                                                 64,305       55,554
    Other expenses                                                         278,500      236,993
                                                                        ----------   ----------

         Total noninterest expenses                                      1,117,017    1,026,632
                                                                        ----------   ----------

Income before income taxes                                                 500,688      358,369
Income taxes                                                               197,852      141,697
                                                                        ----------   ----------
Income before extaordinary item                                            302,836      216,672
Extraordinary item- Excess over cost on net assets acquired in merger      201,206            -
                                                                        ----------   ----------
Net Income                                                                 504,042      216,672
                                                                        ==========   ==========

EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
         Basic                                                          $      .34   $      .25
         Diluted                                                        $      .34   $      .25

EARNINGS PER SHARE - NET INCOME
         Basic                                                          $      .57   $      .25
         Diluted                                                        $      .57   $      .25

See accompanying notes to the unaudited consolidated financial statements.
                                       -4-

                                 ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                         2001           2000
                                                                     -----------    -----------
OPERATING ACTIVITIES
     Net Income                                                      $   504,042    $   216,672
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and accretion, net                  149,969        152,024
          Provision for loan losses                                       66,300         30,000
          Gain on sale of loans                                          (32,379)        (5,116)
          Extraordinary gain on net assets acquired in merger           (201,206)             -
          Origination of loans held for sale                          (4,693,270)    (1,440,984)
          Proceeds from the sale of loans                              2,954,042        875,600
          Increase in other assets and liabilities                       134,093        (41,324)
                                                                     -----------    -----------
               Net cash used in operating activities                  (1,118,409)      (213,128)
                                                                     -----------    -----------
INVESTING ACTIVITIES
     Investment securities held to maturity:
          Purchases                                                            -              -
          Maturities and repayments                                      250,000              -
     Investment securities available for sale:
          Purchases                                                     (256,808)             -
          Maturities and repayments                                    3,343,200          1,130
     Mortgage-backed securities held to maturity:
          Maturities and repayments                                      113,740        128,589
     Mortgage-backed securities available for sale:
          Maturities and repayments                                      683,653         42,457
     Purchase of Federal Home Loan Bank Stock                           (115,000)             -
     Sale of Federal Home Loan Bank Stock                                445,900              -
     Net increase in loans                                            (1,092,113)    (2,346,873)
     Purchases of premises and equipment                                 (73,952)       (78,562)
                                                                     -----------    -----------

               Net cash provided by (used in) investing activities     3,298,620     (2,253,259)
                                                                     -----------    -----------
FINANCING ACTIVITIES
     Net increase in deposits                                            768,242      1,492,482
     Net increase in short term advances from FHLB                             -      1,000,000
     Net change in advances for taxes and insurance                        3,845        (60,534)
     Net cash purchase of OSFS stock                                  (6,041,007)             -
     Cash dividends paid                                                 (86,838)       (85,305)
                                                                     -----------    -----------
               Net cash (used in) provided by financing activities    (5,355,758)     2,346,643
                                                                     -----------    -----------
               Decrease in cash and cash equivalents                  (3,175,547)      (119,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       8,553,178      5,751,624
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 5,377,631    $ 5,631,880
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest on deposits and borrowings                        $ 1,837,498    $ 1,716,612
          Income taxes                                               $   160,230    $   169,930


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2002 or any other interim period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 2001 and related notes which are included on the Form 10-KSB (file no. 0-21885).


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


                                                         Three Months Ended
                                                            September 30

                                                         2001          2000
                                                      ----------    ----------

Weighted-average common shares outstanding             1,084,450     1,084,450
Average treasury stock shares                           (152,165)     (152,165)
Average unearned ESOP and RSP shares                     (49,712)      (57,048)
                                                      ----------    ----------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share                   882,573       875,237

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                                 -             -
                                                      ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share              882,573       875,237
                                                      ==========    ==========

NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three months ended September 30, 2001, comprehensive income totaled $733,171. For the three months ended September 30, 2000, comprehensive income totaled $295,175.


NOTE 4 - MERGER

As of the close of business September 7, 2001, the Company acquired all of the outstanding stock of Ohio State Financial Services "OSFS". The total cost of the acquisition by the Company was $7,861,147. The acquisition was a cash purchase of all outstanding stock of OSFS and was accounted for under the purchase method of accounting. The Consolidated Statement of Income for the three-month period ended September 30, 2001, includes the results of operation of the acquired institution from September 8, 2001.

OSFS was a bank holding company for Bridgeport Savings and Loan, which had branch offices in Bridgeport and Shadyside, Ohio. The merger was entered into to enhance the Company's return on equity by geographical diversification, more profitable deployment of excess capital and market area expansion.

The following is a proforma Statement of Income of Income for the three-month periods ended September 30, 2001 and 2000. The proforma statements are intended to present the business combination's effect on earnings per share for the comparable periods had both entities been combined a the start of each period.


                                                             PROFORMA
                                                        THREE-MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2001         2000
                                                      ----------   ----------

Total Interest Income                                 $3,661,336   $3,431,585
Total Interest Expense                                 2,007,200    1,859,729
                                                      ----------   ----------
Net Interest Income                                    1,654,136    1,571,856
Provision for loan losses                                 97,215       30,000
                                                      ----------   ----------
Net Interest Income after Provision for Loan Losses    1,556,921    1,541,856
                                                      ----------   ----------
Noninterest Income                                       275,627      194,620
Noninterest Expense                                    1,317,624    1,274,127
                                                      ----------   ----------
Income before income taxes                               514,924      462,349
Income taxes                                             198,241      178,654
                                                      ----------   ----------
Net Income                                            $  316,683   $  283,695
                                                      ==========   ==========

Earnings per share:
     Basic                                            $     0.36   $     0.32
     Diluted                                          $     0.36   $     0.32

NOTE 5 - EXTRAORDINARY ITEM

As a result of the merger with OSFS, the fair market value of the net assets acquired by the Company from OSFS exceeded the amount paid by approximately $2,697,000. In accordance with FASB 141, the excess was allocated as a pro rata reduction of the amounts assigned to all nonfinancial and noncurrent assets. This pro rata allocation accounted for approximately $2,496,000 of the excess to be reduced. The remaining portion of the excess, $201,206, was recognized as an extraordinary gain for the period ended September 30, 2001.



NOTE 6 - PRESS RELEASE CORRECTION

On November 2, 2001, the Company issued a press release for the quarter ending September 30, 2001. The amounts as previously reported in the press release are corrected as set forth below:


                                                   AS PREVIOUSLY
                                                    REPORTED ON      CORRECTED
                                                 NOVEMBER 2, 2001     AMOUNTS
                                                 -------------------------------

BALANCE SHEET
Investment Securities                                  22,520           22,540
Loans                                                 156,763          157,384
Total Assets                                          193,515          193,805
Deposits                                              155,527          155,616
Shareholder Equity                                     16,867           17,068


STATEMENT OF INCOME
Extraordinary item - excess over cost on net
    assets acquired in merger                               -              201
Net Income                                                303              504
Basic Earnings per share - net income                     .34              .57
Diluted Earnings per share - net income                   .34              .57

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions

     The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Advance Financial Savings Bank (the "Bank"). As a result, references to the Company generally refer to the Bank unless the context indicates otherwise.

OVERVIEW
--------

On September 7, 2001, the Company's growth was bolstered by the completion of the acquisition of Ohio State Financial Services, Inc ("OSFS") and its wholly owned subsidiary Bridgeport Savings and Loan Association. The acquisition was accounted for under the purchase method of accounting in a cash transaction. As a result of the completion of the acquisition, the Company paid $7.8 million to the shareholders of OSFS. With the completion of the acquisition, the Company added two additional branches located in Bridgeport and Shadyside, Ohio bringing the total branch locations of the Company to five. The results of operations from September 8, 2001 include the operations of OSFS.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30,2001 AND JUNE 30, 2001
------------------------------------------------------------------------

The Company's total assets increased by approximately $26,318,000 to $193,805,295 at September 30, 2001, from $167,487,062 at June 30, 2001 as a result of the acquisition of OSFS which increased assets $24,935,000, net of $7,861,000 of cash paid for the acquisition. .

Loans  receivable,  net and  deposits  grew to  $157,384,463  and  $155,615,925,
respectively  at  September  30,  2001  from   $129,595,542  and   $130,499,131,
respectively at June 30, 2001. The acquisition of OSFS contributed $26,763,000 to loans receivable, net consisting primarily of $25,300,000 in 1-4 family and construction loans and $700,000 in automobile loans. Additionally, the OSFS acquisition contributed approximately $24,349,000 to deposits, consisting primarily of 12,630,000 in core savings and NOW accounts and $11,719,000 in certificates of deposit.

Stockholders' Equity increased approximately $725,600 to $17,068,347 at September 30, 2001 from $16,342,717 at June 30, 2001. This increase was the result of net income of $504,000 for the period, of which $201,200 relates to an extraordinary gain as a result of the merger, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $79,400, and an increase in the net unrealized gain on securities of $229,000 were offset by the payment of cash dividends of $86,800.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2001 AND 2000
-------------

Net interest income increased $182,000 or 14.79%, to $1,414,000 for the three months ended September 30, 2001 from $1,232,000 for the comparable period ended 2000. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended September 30, 2001 decreased to 2.93% from 3.04% for the comparable period ended 2000. See "Average Balance Sheet" for the three-month periods ended September 30, 2001 and 2000.

The provision for loan losses increased $36,300 to $66, 300 for the three months ended September 30, 2001 from $30,000 for the comparable period ended 2000. The increase is primarily the result of increasing delinquencies in the Company's loan portfolio as nonperforming loans to total net loans have increased to 1.63% at September 30, 2001 from .92% for the comparable period ended 2000. See "Risk Elements".

Noninterest income increased $87,000 or 47.38%, to $270,000 for the three months ended September 30, 2001 from $183,000 for the comparable period ended 2000. For the three month period of 2001, miscellaneous fees and fees on deposit accounts increased by $51,000 as a result of increased core customers and related activity. Gains on sales of fixed rate loans and related servicing rights increased $38,000 due to the current fixed rate mortgage loan environment in comparison to the comparable period ended 2000.

Noninterest expense increased $90,000 or 8.80%, to $1,117,000 for the three months ended September 30, 2001 from $1,027,000 for the comparable 2000 period. For the three month period ended September 30, 2001, compensation and employee benefits increased a net $25,000 or 5.05%. The increase in compensation and employee benefits totalled $44,000 due to the hiring of employees to operate the two branches created by the merger of OSFS and additional cost of living increases for other full time employees. This increase was offset by an increase of $19,000 in deferred labor costs as a result of increased loan production. For the three period ended September 30, 2001, occupancy and equipment increased $17,000. The increase is due in part to the operation of the two branches created by the merger with OSFS, as well as, an increase in depreciation on equipment and an increase on the property tax assessment of the Company's Wintersville facility. Other Expenses have increased $42,000 for the three month period ended September 30, 2001. The increase in other expense is due to an increase in supplies, telephone and postage of $12,000, an increase in fees paid for ATM and consumer card usage of $13,000 and increase in charges from the Federal Reserve for item processing of $9,000. Each of these increases are related to customer activity due to the increase in the Company's core customers. In addition, state franchise taxes have increased $3,000 due to an increase in the Company's capital. Board and committee fees have increased $4,000 primarily as a result of the creation of the advisory board made up of nonemployee directors of the former OSFS.

Net income was bolstered for the period ending September 30, 2001 by an extraordinary gain as a result of the merger with OSFS. The gain of $201,206 was the result of an excess over cost of the fair value of the net assets acquired in the merger. See Note 5 to the financial statements for a complete discussion.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2001, the Company had commitments to fund loans of approximately $2,277,000. These loan commitments are expected to be funded by October 31, 2001.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2001, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 13.75%, 13.00%, 8.66% and 11.85%, 11.10%, and 7.35%, respectively, at
September 30, 2001.

  Average Balance Sheet for the Three-Month Period Ended September 30

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

                                                                   Period Ended September 30,
                                          -------------------------------------------------------------------------------
                                                         2001                                   2000
                                          -------------------------------------   ------------------------------------
                                            Average                    Average     Average                    Average
                                            Balance    Interest      Yield/Cost    Balance    Interest      Yield/Cost
                                          -----------  ----------   -----------   --------    --------     -----------
Interest-earning assets:
  Loans receivable (1)                     $136,211      $2,848         8.36%     $120,805      $2,543         8.42%
  Investment securities (2)                  19,094         240         5.02%       14,123         232         6.56%
  Mortgage-backed securities                  9,663         154         6.39%        3,553          59         6.69%
                                           --------      ------       ------      --------      ------       ------
     Total interest-earning assets          164,968       3,242         7.86%      138,481       2,834         8.18%
                                                         ------       ------                    ------       ------
Non-interest-earning assets                   7,152                                  7,177
                                           --------                               --------
     Total assets                          $172,120                               $145,658
                                           ========                               ========
Interest-bearing liabilities:
  Interest-bearing demand deposits         $ 21,043         142         2.69%     $ 19,622         173         3.53%
  Certificates of deposit                    86,604       1,247         5.76%       76,649       1,138         5.94%
  Savings deposits                           20,683         144         2.79%       17,629         126         2.85%
  FHLB borrowings                            20,000         295         5.90%       10,667         165         6.19%
                                           --------      ------       ------      --------      ------       ------
     Total interest-bearing liabilities     148,330       1,828         4.93%      124,567       1,602         5.14%
                                                         ------       ------                    ------       ------
Non-interest bearing liabilities              7,244                                  5,876
                                           --------                               --------
     Total liabilities                      155,574                                130,443
Stockholders' equity                         16,546                                 15,215
                                           --------                               --------
     Total liabilities and stockholders'
       equity                              $172,120                               $145,658
                                           ========                               ========
Net interest income                                     $ 1,414                                 $1,232
                                                        =======                                 ======
Interest rate spread (3)                                                2.93%                                  3.04%
                                                                      ======                                 ======
Net yield on interest-earning assets (4)                                3.43%                                  3.56%
                                                                      ======                                 ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                             111.22%                                111.17%
                                                                      ======                                 ======

-------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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


                                                         September 30,  June 30,
                                                             2001         2001
                                                         -------------  --------

Loans on a nonaccrual basis                                   $1,737    $  535
Loans past due 90 days or more and still accruing                826       668
                                                              ------    -------
         Total nonperforming loans                             2,563     1,203
                                                              ------    -------

Other real estate                                                425       355
Repossessed assets                                                23        13
                                                              ------    -------
         Total nonperforming assets                           $3,011    $1,571
                                                              ------    -------


Nonperforming loans as a percentage of total net loans          1.63%     0.92%
                                                              ======    =======

Nonperforming assets as a percentage of total assets            1.56%     0.94%
                                                              ======    =======

Allowance for loan losses to nonperforming loans               37.69%    64.77%
                                                              ======    =======

As of September 30, 2001, the total investment in impaired loans was $513,509, and such amount was subject to a specific allowance for loan losses of $131,527. The average investment in impaired loans for the quarter ended September 30, 2001 was $513,509. The interest income potential based upon the original terms of the contracts of these impaired loans was $11,920 for the quarter ended September 30, 2001. No interest income on these impaired loans was recognized during the quarter.

Nonaccrual loans , net of the impaired loans discussed above, consist of $733,000 in one to four family residential mortgages, $42,000 in multi-family mortgages and $448,000 in non-residential real estate mortgages at September 30, 2001. Management regularly performs an analysis to identify the inherent risks of loss in its loan portfolio. This evaluation includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

The following is a breakdown of the loan portfolio composition at September 30, 2001 and June 30, 2001:

                                    September 30,           June 30,
                                        2001                 2001
                                    ------------          -----------
Mortgage loans:
           1-4 family               $ 89,437,841          $64,696,315
           Multi-family                6,129,596            6,002,553
           Non-residential            27,626,371           27,956,885
           Construction                3,058,400            2,455,751
                                    ------------         ------------
                                     126,252,208          101,111,504
                                    ------------         ------------
Consumer Loans:
           Home Improvement            1,103,551            1,208,279
           Automobile                 14,613,324           13,000,468
           Share loans                 1,384,068            1,594,755
           Other                       2,626,786            2,778,630
                                    ------------         ------------
                                      19,727,729           18,582,132
                                    ------------         ------------

                                    ------------         ------------
Commercial Loans                      14,678,540           12,651,451
                                    ------------         ------------

Less:
           Loans in process            2,233,354            1,861,360
           Net deferred loan fees         74,750              109,015
           Allowance for loan losses     965,910              779,170
                                    ------------         ------------
                                       3,274,014            2,749,545
                                    ------------         ------------
                Total               $157,384,463         $129,595,542
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

               (b)    None

---------------------------------------------
* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.

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


                                   Advance Financial Bancorp

Date:  November 13, 2001           By:/s/Stephen M. Gagliardi
                                      ------------------------------------------
                                      Stephen M. Gagliardi
                                      President and Chief Executive Officer

Date:  November 13, 2001           By:/s/Stephen M. Magnone
                                      ------------------------------------------
                                      Stephen M. Magnone
                                      Vice President and CFO