Form 10QSB
period 2001-12-31
ADVANCE FINANCIAL BANCORP
filed 2002-02-14
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x}  QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

{ }    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCAHANGE
          ACT


For the transition period from                  to
                               ----------------    ----------------

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

                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes  x    No
                                                               -----     -----

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at February 1, 2002:   932,285

                            Advance Financial Bancorp

                                      Index



                                                                          Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                   Consolidated Balance Sheet ( Unaudited)  as of
                      December 31, 2001 and June 30, 2001                     3

                   Consolidated Statement of Income (Unaudited)
                       For the Three Months ended December 31, 2001 and 2000  4

                   Consolidated Statement of Income (Unaudited)
                       For the Six Months ended December 31, 2001 and 2000    5

                   Consolidated Statement of Cash Flows (Unaudited)
             For the Six Months ended December 31, 2001 and 2000              6

              Notes to the Unaudited Consolidated Financial Statements      7-10


     Item 2 - Management's Discussion and Analysis                         11-17

Part II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                              18

      Item 2 - Changes in Securities                                          18

      Item 3 - Default Upon Senior Securities                                 18

      Item 4 - Submissions of Matters to a vote of Security Holders           18

      Item 5 - Other Information                                              19

      Item 6 - Exhibits and Reports on Form 8-K                               19

SIGNATURES                                                                    20

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                DECEMBER 31,       JUNE 30,
                                                                                    2001             2001
                                                                               -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $   1,458,888    $   1,177,728
       Interest bearing deposits with other institutions                           6,536,352        7,375,450
                                                                               -------------    -------------
          Total cash and cash equivalents                                          7,995,240        8,553,178
                                                                               -------------    -------------
     Investment securities:
       Securities held to maturity (fair value of $0 and $742,057)                         -          749,934
       Securities available for sale                                              10,501,243       11,147,919
                                                                               -------------    -------------
          Total investment securities                                             10,501,243       11,897,853
                                                                               -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,734,782 and $1,601,960)       1,683,920        1,595,349
       Securities available for sale                                               8,292,578        8,383,075
                                                                               -------------    -------------
          Total mortgage-backed securities                                         9,976,498        9,978,424
                                                                               -------------    -------------

     Loans held for sale                                                             804,400          439,949
     Loans receivable,  (net of allowance for loan losses
          of $945,422 and $779,170 )                                             162,350,825      129,595,542
     Office properties and equipment, net                                          3,794,319        3,828,367
     Federal Home Loan Bank Stock, at cost                                         1,190,000        1,075,000
     Accrued interest receivable                                                   1,086,295        1,017,024
     Other assets                                                                  1,610,981        1,101,725
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 199,309,801    $ 167,487,062
                                                                               =============    =============
Liabilities:
     Deposits                                                                  $ 160,950,456    $ 130,499,131
     Advances from Federal Home Loan Bank                                         20,000,000       20,000,000
     Advance payments by borrowers for taxes and insurance                           402,111          146,095
     Accrued interest payable and other liabilities                                  678,188          499,119
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      182,030,755      151,144,345
                                                                               -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                           -                -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,354,641       10,339,790
     Retained earnings - substantially restricted                                  9,540,563        8,806,639
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (380,774)        (424,154)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (210,173)        (316,480)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                           99,609           61,742
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              17,279,046       16,342,717
                                                                               -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 199,309,801    $ 167,487,062
                                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                             ADVANCE FINANCIAL BANCORP
                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           2001          2000
                                                                        -----------   -----------
INTEREST AND DIVIDEND INCOME
    Loans                                                               $ 3,182,927   $ 2,661,463
    Investment securities                                                   152,379       175,623
    Interest-bearing deposits with other institutions                        28,291        95,435
    Mortgage-backed securities                                              149,386        98,096
    Dividends on Federal Home Loan Bank Stock                                17,247        15,511
                                                                        -----------   -----------
         Total interest and dividend income                               3,530,230     3,046,128
                                                                        -----------   -----------
INTEREST EXPENSE
    Deposits                                                              1,581,671     1,506,919
    Advances from Federal Home Loan Bank                                    292,738       241,990
                                                                        -----------   -----------
         Total interest expense                                           1,874,409     1,748,909
                                                                        -----------   -----------
NET INTEREST INCOME                                                       1,655,821     1,297,219

Provision for loan losses                                                    82,800        40,800
                                                                        -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       1,573,021     1,256,419
                                                                        -----------   -----------
NONINTEREST INCOME
    Service charges on deposit accounts                                     134,649       129,748
    Gain on sale of loans                                                   111,510         4,295
    Loss on other real estate owned                                               -       (20,000)
    Loss on sale of investments                                                   -        (1,705)
    Gain on sale of fixed assets                                              3,120             -
    Other income                                                            140,350        67,243
                                                                        -----------   -----------
         Total noninterest income                                           389,629       179,581
                                                                        -----------   -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                                      596,722       510,682
    Occupancy and equipment                                                 214,138       192,219
    Professional fees                                                        37,939        27,110
    Advertising                                                              39,705        27,583
    Data processing charges                                                  83,471        57,780
    Other expenses                                                          322,823       242,893
                                                                        -----------   -----------
         Total noninterest expenses                                       1,294,798     1,058,267
                                                                        -----------   -----------
Income before income taxes                                                  667,852       377,733
Income taxes                                                                243,903       153,179
                                                                        -----------   -----------
Income before extaordinary item                                             423,949       224,554
Extraordinary item- Excess over cost on net assets acquired in merger             -             -
                                                                        -----------   -----------
Net Income                                                                  423,949       224,554
                                                                        ===========   ===========

EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
         Basic                                                          $       .48   $       .25
         Diluted                                                        $       .48   $       .25

EARNINGS PER SHARE - NET INCOME
         Basic                                                          $       .48   $       .25
         Diluted                                                        $       .48   $       .25

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                   CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                                 2001          2000
                                                                             -----------   -----------
INTEREST AND DIVIDEND INCOME
    Loans                                                                    $ 6,030,917   $ 5,204,014
    Investment securities                                                        320,718       345,901
    Interest-bearing deposits with other institutions                             78,398       142,180
    Mortgage-backed securities                                                   303,650       157,491
    Dividends on Federal Home Loan Bank Stock                                     38,401        30,090
                                                                             -----------   -----------
         Total interest and dividend income                                    6,772,084     5,879,676
                                                                             -----------   -----------
INTEREST EXPENSE
    Deposits                                                                   3,114,200     2,943,566
    Advances from Federal Home Loan Bank                                         587,925       407,000
                                                                             -----------   -----------
         Total interest expense                                                3,702,125     3,350,566
                                                                             -----------   -----------
NET INTEREST INCOME                                                            3,069,959     2,529,110

Provision for loan losses                                                        149,100        70,800
                                                                             -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            2,920,859     2,458,310
                                                                             -----------   -----------
NONINTEREST INCOME
    Service charges on deposit accounts                                          270,343       235,328
    Gain on sale of loans                                                        143,889         9,411
    Loss on other real estate owned                                                    -       (20,000)
    Loss on sale of investments                                                        -        (1,705)
    Gain on sale of fixed assets                                                   3,120             -
    Other income                                                                 242,144       139,657
                                                                             -----------   -----------
         Total noninterest income                                                659,496       362,691
                                                                             -----------   -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                                         1,121,452     1,010,172
    Occupancy and equipment                                                      410,813       371,651
    Professional fees                                                             69,641        56,627
    Advertising                                                                   60,810        53,229
    Data processing charges                                                      147,776       113,334
    Other expenses                                                               601,323       479,886
                                                                             -----------   -----------
         Total noninterest expenses                                            2,411,815     2,084,899
                                                                             -----------   -----------

Income before income taxes                                                     1,168,540       736,102
Income taxes                                                                     441,755       294,876
                                                                             -----------   -----------
Income before extaordinary item                                                  726,785       441,226
Extraordinary item- Excess over cost on net assets acquired in merger            201,206          --
                                                                             -----------   -----------
Net Income                                                                       927,991       441,226
                                                                             ===========   ===========

EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
         Basic                                                               $       .82   $       .50
         Diluted                                                             $       .82   $       .50

EARNINGS PER SHARE - NET INCOME
         Basic                                                               $      1.05   $       .50
         Diluted                                                             $      1.05   $       .50


See accompanying notes to the unaudited consolidated financial statements

                               ADVANCE FINANCIAL BANCORP
                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                        2001            2000
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                    $    927,991    $    441,226
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and accretion, net                 287,366         321,601
          Provision for loan losses                                     149,100          70,800
          Loss on other real estate owned                                     -          20,000
          Loss on sale of investments                                         -           1,705
          Gain on sale of fixed assets                                   (3,120)              -
          Extraordinary gain on net assets acquired in merger          (201,206)              -
          Gain on sale of loans                                        (143,889)         (9,411)
          Origination of loans held for sale                        (12,327,844)     (1,986,945)
          Proceeds from the sale of loans                            12,107,282       1,695,745
          Increase (decrease) in other assets and liabilities           357,037        (291,777)
                                                                   ------------    ------------
               Net cash provided by operating activities              1,152,717         262,944
                                                                   ------------    ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
          Purchases                                                           -               -
          Maturities and repayments                                     750,000               -
     Investment securities available for sale:
          Purchases                                                    (260,722)     (4,694,575)
          Maturities and repayments                                   3,856,504           9,330
     Mortgage-backed securities held to maturity:
          Maturities and repayments                                     238,679         247,312
     Mortgage-backed securities available for sale:
          Purchases                                                  (1,508,800)     (5,002,344)
          Maturities and repayments                                   1,634,579          82,611
     Purchase of Federal Home Loan Bank Stock                          (115,000)       (275,000)
     Sale of Federal Home Loan Bank Stock                               445,900               -
     Net increase in loans                                           (6,684,447)     (5,429,490)
     Purchases of premises and equipment                               (177,492)       (129,850)
                                                                   ------------    ------------
               Net cash used in investing activities                 (1,820,799)    (15,192,006)
                                                                   ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                         6,191,773       4,876,811
     Net increase in short term advances from FHLB                            -       1,000,000
     Net Proceeds from advances from the FHLB                                 -      10,000,000
     Net change in advances for taxes and insurance                     150,422         (10,778)
     Net cash purchase of OSFS stock                                 (6,041,007)           --
     Cash dividends paid                                               (191,044)       (170,610)
                                                                   ------------    ------------
               Net cash provided by financing activities                110,144      15,695,423
                                                                   ------------    ------------
               (Decrease) Increase in cash and cash equivalents        (557,938)        766,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      8,553,178       5,751,624
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  7,995,240    $  6,517,985
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest on deposits and borrowings                      $  3,719,295    $  3,406,798
          Income taxes                                             $    492,000    $    409,930


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

                                                Six Months Ended
                                                   December 31

                                                 2001          2000
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (152,165)
Average unearned ESOP and RSP shares             (48,989)      (56,301)
                                               ---------     ---------
Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share           883,296       875,984

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                               ---------     ---------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      883,296       875,984
                                               =========     =========

                                                Three Months Ended
                                                    December 31

                                                 2001          2000
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (152,165)
Average unearned ESOP and RSP shares             (47,543)      (54,711)
                                              ----------    ----------
Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share           884,742       877,574

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      884,742       877,574
                                               =========     =========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three and six months ended December 31, 2001, comprehensive income totaled $232,687 and $965,858, respectively. For the three and six months ended December 31, 2000, comprehensive income totaled $69,162 and $232,993, respectively.


NOTE 4 - MERGER

As of the close of business September 7, 2001, the Company acquired all of the outstanding stock of Ohio State Financial Services "OSFS". The total cost of the acquisition by the Company was $7,861,147. The acquisition was a cash purchase of all outstanding stock of OSFS and was accounted for under the purchase method of accounting. The Consolidated Statements of Income for the three-and six-month periods ended December 31, 2001, include the results of operation of the acquired institution from September 8, 2001.

OSFS was a bank holding company for Bridgeport Savings and Loan, which had branch offices in Bridgeport and Shadyside, Ohio. The merger was entered into to enhance the Company's return on equity by geographical diversification, more profitable deployment of excess capital and market area expansion.

The following are proforma Statements of Income for the three-and six-month periods ended December 31, 2001 and 2000. The proforma statements are intended to present the business combination's effect on earnings per share for the comparable periods had both entities been combined at the start of each period.

                                                              PROFORMA
                                                           SIX-MONTHS ENDED
                                                              DECEMBER 31
                                                          2001         2000
                                                       ------------------------

Total Interest Income                                  $7,191,566   $7,065,966
Total Interest Expense                                  3,881,609    3,858,414
                                                       ------------------------
Net Interest Income                                     3,309,957    3,207,552
Provision for loan losses                                 180,015       70,800
                                                       ------------------------
Net Interest Income after Provision for Loan Losses     3,129,942    3,136,752
                                                       ------------------------
Noninterest Income                                        665,256      375,562
Noninterest Expense                                     2,612,422    2,585,987
                                                       ------------------------
Income before income taxes                              1,182,776      926,327
Income taxes                                              442,144      362,442
                                                       ------------------------
Net Income                                               $740,632     $563,885
                                                       ========================

Earnings per share:
     Basic                                                  $0.84        $0.64
     Diluted                                                $0.84        $0.64



                                                              PROFORMA
                                                          THREE-MONTHS ENDED
                                                              DECEMBER 31
                                                          2001        2000
                                                       ------------------------

Total Interest Income                                  $3,530,230   $3,634,381
Total Interest Expense                                  1,874,409    1,998,685
                                                       ------------------------
Net Interest Income                                     1,655,821    1,635,696
Provision for loan losses                                  82,800       40,800
                                                       ------------------------
Net Interest Income after Provision for Loan Losses     1,573,021    1,594,896
                                                       ------------------------
Noninterest Income                                        389,629      180,942
Noninterest Expense                                     1,294,798    1,311,860
                                                       ------------------------
Income before income taxes                                667,852      463,978
Income taxes                                              243,903      183,788
                                                       ------------------------
Net Income                                               $423,949     $280,190
                                                       ========================

Earnings per share:
     Basic                                                  $0.48        $0.32
     Diluted                                                $0.48        $0.32

NOTE 5 - EXTRAORDINARY ITEM

As a result of the merger with OSFS, the fair market value of the net assets acquired by the Company from OSFS exceeded the amount paid by approximately $2,697,000. In accordance with FASB 141, all non-current and non-financial asset balances were reduced until the excess fair value was eliminated. The total non-current and non-financial assets created as a result of the merger was $2,496,000, therefore, since this total was less than the total excess fair value, these asset balances were reduced to zero in accordance with FASB 141. After eliminating these asset balances, approximately $201,000 ($2,697,000-$2,496,000) in excess fair value remained that could not be reduced. In accordance with APB Opinion 30, any excess that remains after reducing to zero the amounts that otherwise would have been assigned to those assets, the remaining excess shall be recognized as an extraordinary gain. The extraordinary gain shall be recognized in the period in which the business combination is completed. The remaining portion of the excess, $201,206, was recognized as an extraordinary gain for the period ended September 30, 2001.

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

OVERVIEW
--------

On September 7, 2001, the Company's growth was bolstered by the completion of the acquisition of Ohio State Financial Services, Inc ("OSFS") and its wholly owned subsidiary Bridgeport Savings and Loan Association. The acquisition was accounted for under the purchase method of accounting in a cash transaction. As a result of the completion of the acquisition, the Company paid $7.8 million to the shareholders of OSFS. The transaction was funded with a $3.8 million short-term FHLB advance and $4 million dollars from the Company's overnite funds. The FHLB advance was repaid with proceeds from matured and called investment securities and redeemed FHLB stock after the date of the merger and prior to September 30, 2001. With the completion of the acquisition, the Company added two additional branches located in Bridgeport and Shadyside, Ohio bringing the total branch locations of the Company to five. The results of operations from September 8, 2001 include the operations of OSFS.

For the three and six months ended December 31, 2001, net income totalled $424,000 and $928,000, respectively, compared to $225,000 and $441,000 for the same 2000 periods. The increase in net income for the current three and six month periods is primarily the result of the low interest rate environment in which the Company had been active in the origination and sale of fixed rate residential mortgage loans. However, the increase in net income for the current six-month period also reflects a $201,000 extraordinary gain from the acquisition of OSFS. This non-recurring gain was due to the fact that the Company purchased the net assets of OSFS at a discount of their fair market value. See "Note 5 - Extraordinary item" on page 10 to the Consolidated Financial Statements.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001
------------------------------------------------------------------------

The Company's total assets increased by approximately $31,823,000 to $199,309,801 at December 31, 2001, from $167,487,062 at June 30, 2001 primarily as a result of the acquisition of OSFS which increased assets $24,935,000. In addition, net loans from operations have increased $6,684,000 for the six-month period. This increase in loans from operations was funded primarily by an increase in core deposits.

Loans receivable, net increased $32,755,000 to $162,350,825 at December 31, 2001 from $129,595,542 at June 30, 2001. The acquisition of OSFS contributed $26,763,000 to loans receivable, net consisting primarily of $25,300,000 in 1-4 family and construction loans and $700,000 in automobile loans. The increase in net loans as a result of operations of $6,684,000 consist primarily of non-residential, commercial and automobile loans which increased $1,943,000, $2,801,000, and $967,000, respectively, over the six month period ended December 31, 2001.

Deposits increased $30,451,000 to $160,950,456 at December 31, 2001 from $130,499,131 at June 30, 2001. The acquisition of OSFS contributed approximately $24,349,000 to deposits, consisting primarily of $12,630,000 in core savings and NOW accounts and $11,719,000 in certificates of deposit. Deposits increased $6,192,000 as a result of operations. The increase is primarily the result of an increase in core savings and demand products of $3,187,000 and $2,144,000, respectively. These increases in core products is reflective of customer preferences toward short term liquid insured deposits due to the current low interest rate environment and other significant events over the six month period ended December 31, 2001.

Stockholders' Equity increased approximately $936,000 to $17,279,046 at December 31, 2001 from $16,342,717 at June 30, 2001. This increase was the result of net income of $928,000 for the period, of which $201,000 relates to an extraordinary gain as a result of the merger, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $161,000, and an increase in the net unrealized gain on securities of $38,000 were offset by the payment of cash dividends of $191,000.


COMPARISON  OF THE  RESULTS OF  OPERATIONS  FOR THE THREE AND SIX  MONTHS  ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2001 AND 2000
--------------------------

Net interest income increased $359,000 or 27.64%, to $1,656,000 for the three months ended December 31, 2001 from $1,297,000 for the comparable period ended 2000. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended December 31, 2001 increase to 3.12% from 3.05% for the comparable period ended 2000. The 7 basis point increase in the net interest rate spread for the current three month period was primarily due to a 98 basis point decline in average cost of funds which was offset by a 91 basis point decline in average yields on assets. See "Average Balance Sheet" for the three-month periods ended December 31, 2001 and 2000.

Net interest income increased $541,000 or 21.38%, to $3,070,000 for the six-months December 31, 2001 from $2,529,000 for the comparable period ended 2000. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the six months ended December 31, 2001 decreased to 3.03% from 3.05% for the comparable period ended 2000. The 2 basis point decrease in the net interest rate spread for the current six month period was primarily the result of a 63 basis point decline in average yields on assets which was offset by a 61 basis point decline in average cost of funds. See "Average Balance Sheet" for the six-month periods ended December 31, 2001 and 2000.

The provision for loan losses increased $42,000 to $82,800 for the three months ended December 31, 2001 from $40,800 for the comparable period ended 2000. The provision increased $78,000 to $149,000 for the six months ended December 31, 2001 from $71,000 for the comparable period ended 2000. The increase in the provision for loan losses for the current three month period was precipitated by a $82,000 write-down of impaired loans prior to foreclosure. See "Risk Elements".

Noninterest income increased $210,000 or 117%, to $390,000 for the three months ended December 31, 2001 from $180,000 for the comparable period ended 2000. Noninterest income increased $297,000 or 81.83% to $659,000 for the six-months ended December 31, 2001 from $363,000 for the comparable period ended 2000. For the three and six month period of 2001, miscellaneous fees and fees on deposit accounts increased by $12,000 and $60,000, respectively, as a result of an increase in core customers and related activity. For the three and six months ended December 31, 2001, gains on sales of fixed rate loans and related servicing rights increased $173,000 and $213,000, respectively due to the current fixed rate mortgage loan environment in comparison to the comparable period ended 2000. The gains of the sales of fixed rate loans and related servicing rights for the three and six month periods ended December 31, 2001, are not necessarily indicative of anticipated trends for the remainder of the fiscal year ended June 30, 2002.

Noninterest expense increased $237,000 or 22.35%, to $1,295,000 for the three months ended December 31, 2001, from $1,058,000 for the comparable 2000 period. Noninterest expense increased $327,000 or 15.68%, to $2,412,000 for the six months ended December 31, 2001 from $2,085,000 for the comparable period ended 2000. For the three and six month periods ended December 31, 2001, compensation and employee benefits increased $86,000 and $111,000, respectively. The increase in compensation and employee benefits for the three and six month periods ended December 31, 2001 totalled $129,000 and $177,000, respectively, due to the hiring of thirteen (13) new employees to operate the two branches created by the merger with OSFS and additional cost of living increase for other full time employees. This increase was offset by an increase for the three and six-month period ended December 31, 2001 of $43,000 and $62,000, respectively in deferred labor costs as a result of increased loan production. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $71,000 and $94,000 for the three and six month period ended December 31, 2001, respectively. Such increases are due to the operation of the two branches created by the merger with OSFS. For the three and six month period ended December 31, 2001, other expenses have increased $80,000 and $121,000, respectively. The increase in other expense is due to an increase in supplies, communications and postage of $33,000 and $45,000, in fees paid for ATM and consumer card usage of $8,000 and $21,000, and in fees paid to the Federal Reserve for item processing of $5,000 and $14,000, for the three and six month period, respectively. Each of these increases are related to customer activity due to the increase in the Company's core customers. Board of directors fees and insurance expense have increased a combined $18,000 and $20,000 for the three and six month periods, respectively due to the creation of the advisory board made up of nonemployee directors of the former OSFS and the purchase of liability insurance for potential claims against the former OSFS. In addition, state franchise taxes have increased $5,000 and $8000 for the three and six month period, respectively due to the increase in the company's capital.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2001, the Company had commitments to fund loans of approximately $2,385,879. These loan commitments are expected to be funded by January 31, 2001.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2001, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 13.42%, 12.70%, 8.39% and 12.10%, 11.38%, and 7.55%, respectively, at
December 31, 2001.

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

                                                                     Period Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                        2001                                           2000
                                          --------------------------------------     ------------------------------------------
                                           Average                     Average          Average                       Average
                                           Balance      Interest      Yield/Cost        Balance        Interest      Yield/Cost
                                          ---------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                    $161,077         $3,183         7.90%          $123,618         $2,661         8.61%
  Investment securities (2)                 18,168            198         4.36%            15,635            287         7.33%
  Mortgage-backed securities                 9,564            149         6.25%             5,939             98         6.61%
                                          ---------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets         188,809          3,530         7.48%           145,192          3,046         8.39%
                                                      ------------   -----------                     ------------   -----------
Non-interest-earning assets                  7,944                                          7,011
                                          ---------                                  -------------
     Total assets                         $196,753                                       $152,203
                                          =========                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits         $24,262            150         2.47%           $19,290            168         3.48%
  Certificates of deposit                   97,082          1,223         5.04%            79,839          1,219         6.11%
  Savings deposits                          30,529            209         2.74%            16,996            120         2.82%
  FHLB borrowings                           20,000            293         5.85%            14,833            242         6.53%
                                          ---------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities    171,873          1,874         4.36%           130,958          1,749         5.34%
                                                      ------------   -----------                     ------------   -----------
Non-interest bearing liabilities             7,709                                          5,714
                                          ---------                                  -------------
     Total liabilities                     179,582                                        136,672
Stockholders' equity                        17,171                                         15,531
                                          ---------                                  -------------
     Total liabilities and stockholders'
       equity                             $196,753                                       $152,203
                                          =========                                  =============

Net interest income                                       $ 1,656                                        $ 1,297
                                                      ============                                   ============
Interest rate spread (3)                                                  3.12%                                          3.05%
                                                                     ===========                                    ===========
Net Yield on interest-earning assets (4)                                  3.51%                                          3.57%
                                                                     ===========                                    ===========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                               109.85%                                        110.87%
                                                                     ===========                                    ===========

-----------------------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                                       Period Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                          2001                                           2000
                                            --------------------------------------     -------------------------------------------
                                             Average                     Average            Average                       Average
                                             Balance       Interest     Yield/Cost          Balance        Interest      Yield/Cost
                                            ---------   ------------   -----------     -------------   ------------   ------------
Interest-earning assets:
  Loans receivable (1)                      $148,644         $6,031         8.11%          $122,212         $5,204         8.52%
  Investment securities (2)                   18,631            437         4.70%            14,879            518         6.97%
  Mortgage-backed securities                   9,614            304         6.32%             4,746            158         6.64%
                                            ---------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets           176,889          6,772         7.66%           141,837          5,880         8.29%
                                                        ------------   -----------                     ------------   -----------
Non-interest-earning assets                    7,547                                          7,093
                                            ---------                                  -------------
     Total assets                           $184,436                                       $148,930
                                            =========                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits           $22,652            291         2.57%           $19,499            341         3.50%
  Certificates of deposit                     91,843          2,470         5.38%            78,201          2,357         6.03%
  Savings deposits                            25,607            353         2.76%            17,313            246         2.84%
  FHLB borrowings                             20,000            588         5.88%            12,750            407         6.38%
                                            ---------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities      160,102          3,702         4.63%           127,763          3,351         5.24%
                                                        ------------   -----------                     ------------   -----------
Non-interest bearing liabilities               7,476                                          5,794
                                            ---------                                  -------------
     Total liabilities                       167,578                                        133,557
Stockholders' equity                          16,858                                         15,373
                                            ---------                                  -------------
     Total liabilities and stockholders'
       equity                               $184,436                                       $148,930
                                            =========                                  =============

Net interest income                                         $ 3,070                                        $ 2,529
                                                        ============                                   ============
Interest rate spread (3)                                                    3.03%                                          3.05%
                                                                       ===========
                                                                                                                      ===========
Net Yield on interest-earning assets (4)                                    3.47%                                          3.57%
                                                                       ===========                                    ===========
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                 110.49%                                        111.02%
                                                                       ===========                                    ===========


------------------------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                      December 31,    June 30,
                                                          2001         2000
                                                         ------       ------

Loans on a nonaccrual basis                              $  738       $  535
Loans past due 90 days or more and still accruing         1,103          668
                                                         ------       ------
         Total nonperforming loans                        1,841        1,203
                                                         ------       ------

Other real estate                                           813          355
Repossessed assets                                           38           13
                                                         ------       ------
         Total nonperforming assets                      $2,692       $1,571
                                                         ------       ------


Nonperforming loans as a percentage of total net loans     1.13%        0.92%
                                                         ======       ======

Nonperforming assets as a percentage of total assets       1.35%        0.94%
                                                         ======       ======

Allowance for loan losses to nonperforming loans          51.35%       64.77%
                                                         ======       ======

Nonaccrual  loans,  net of the  impaired  mortgage  loans  which  were  $113,000 discussed below, consist of consist of $468,000 in one to four family residential mortgages, $42,000 in multi-family mortgages, and $115,000 in non-residential real estate mortgages at December 31, 2001

The Company considers a loan impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance, homogenous loans that are to be collectively evaluated. Management considers an insignificant delay, which is defined as less than 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate during the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans through the allowance for loan losses by evaluating the recorded investment in the impaired loan to the estimated present value of the underlying collateral or the present value of expected cash flows.

As of December 31, 2001, the total investment in impaired loans was $380,041, and such amount was subject to a specific allowance for loan losses of $25,165. The average investment in impaired loans for the six-month period ended December 31, 2001 was $658,877. The interest income potential based upon the original terms of the contracts of these impaired loans was $42,778 for the six-month period ended December 31, 2001. A total of $18,607 of interest income has been recognized for the six month period ended December 31, 2001.

During the quarter ended December 2001, the company foreclosed upon loan balances of $438,509 that were classified as impaired at September 30, 2001. As a result of the foreclosure action, the assets collateralizing these loans were added to "Other Real Estate" in the amount of $356,057, which resulted in a write down to the allowance for loan losses during December 2001 of $82,452.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed in respect to the losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to established the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the past graded loss factors on historical loss experience, the methodology is further designed to take our recent loss experience into account. In addition to historical and recent loss trends, our methodology incorporates the current volume and trend in delinquencies, as well as, a self-assessment of the status of the local economy. Our methodology requires the monitoring of the changing loan portfolio mix and the effect that the changing mix has on the trend in delinquencies, as well as, actually loss factors.

The combination of the historical loss factors, recent loss experience, current trend in delinquencies, the local economic environment, and the assessment of the changing loan portfolio mix are used in conjunction with the internal loan grading system to adjust our allowance on a quarterly basis. Furthermore, our methodology includes our impaired loan assessment and permits adjustments to any loss factor used in determining the allowance in the event that, in management's judgement, significant conditions which effect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon recent information, as it becomes available.

The following is a breakdown of the loan portfolio composition at December 31, 2001 and June 30, 2001:

                                       December 31,      June 30,
                                           2001           2001
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $ 89,579,350   $ 64,696,315
           Multi-family                   6,335,393      6,002,553
           Non-residential               29,899,436     27,956,885
           Construction                   3,958,117      2,455,751
                                       ------------   ------------
                                        129,772,296    101,111,504
                                       ------------   ------------
Consumer Loans:
           Home Improvement                 987,672      1,208,279
           Automobile                    14,667,858     13,000,468
           Share loans                    1,357,155      1,594,755
           Other                          2,642,007      2,778,630
                                       ------------   ------------
                                         19,654,692     18,582,132
                                       ------------   ------------

                                       ------------   ------------
Commercial Loans                         15,452,524     12,651,451
                                       ------------   ------------

Less:
           Loans in process               1,498,756      1,861,360
           Net deferred loan fees            84,509        109,015
           Allowance for loan losses        945,422        779,170
                                       ------------   ------------
                                          2,528,687      2,749,545
                                       ------------   ------------
                Total                  $162,350,825   $129,595,542
                                       ============   ============

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in securities

                NONE

Item 3 - Defaults upon senior securities

                 NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

The annual meeting of the shareholders of the Company was held on October 16, 2001 and the following matters were voted upon:

PROPOSAL I - Election of Directors with term to expire in 2003.

                                       FOR          WITHHELD
                                       ---          --------
     Kelly M. Bethel                 738,161         90,825
     William E. Watson               740,161         88,825
     Frank Gary Young                739,991         88,995

Directors continuing in office are Stephen M. Gagliardi, William B. Chesson, James R. Murphy, George H. Johnson, and John R. Sperlazza.

PROPOSAL  II - Ratification  of  the  appointment  of S.R.  Snodgrass,  AC.,  as independent auditors for the Company, for the fiscal year ending June 30, 2002.

                                       FOR          AGAINST       ABSTAIN
                                       ---          -------       -------
                                     827,877         1,109           0


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

(b)    None




------------------------------------------------------------------------------

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


                                       Advance Financial Bancorp


Date:  February 14, 2002               By: /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  February 14, 2002               By: /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Vice President and CFO