Form 10QSB
period 2002-03-31
ADVANCE FINANCIAL BANCORP
filed 2002-05-14
CIK 1023398

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

                            Advance Financial Bancorp
                            -------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                        55-0753533
------------------------------                 --------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
 incorporation or organization)

                    1015 Commerce Street, Wellsburg, WV 26070
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes  X    No
                                                                ---      ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at May 1, 2002:   932,285

                            Advance Financial Bancorp

                                      Index



                                                                           Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Consolidated Balance Sheet (Unaudited) as of
                March 31, 2002 and June 30, 2001                               3

              Consolidated Statement of Income (Unaudited)
                For the Three Months ended March 31, 2002 and 2001             4

              Consolidated Statement of Income (Unaudited)
                For the Nine Months ended March 31, 2002 and 2001              5

              Consolidated Statement of Cash Flows (Unaudited)
                For the Nine Months ended March 31, 2002 and 2001              6

              Notes to the Unaudited Consolidated Financial Statements      7-10


     Item 2 - Management's Discussion and Analysis                         11-17

Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               18

     Item 2 - Changes in Securities                                           18

     Item 3 - Default Upon Senior Securities                                  18

     Item 4 - Submissions of Matters to a vote of Security Holders            18

     Item 5 - Other Information                                               18

     Item 6 - Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                    19

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                 MARCH 31,        JUNE 30,
                                                                                   2002             2001
                                                                               -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $   1,513,338    $   1,177,728
       Interest bearing deposits with other institutions                          11,943,791        7,375,450
                                                                               -------------    -------------
          Total cash and cash equivalents                                         13,457,129        8,553,178
                                                                               -------------    -------------
     Investment securities:
       Securities held to maturity (fair value of $ - and $742,057)                        -          749,934
       Securities available for sale                                              11,504,251       11,147,919
                                                                               -------------    -------------
          Total investment securities                                             11,504,251       11,897,853
                                                                               -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,553,415 and $1,601,960)       1,523,396        1,595,349
       Securities available for sale                                               7,365,494        8,383,075
                                                                               -------------    -------------
          Total mortgage-backed securities                                         8,888,890        9,978,424
                                                                               -------------    -------------
     Loans held for sale                                                                   -          439,949
     Loans receivable,  (net of allowance for loan losses
          of $979,069 and $779,170 )                                             164,781,814      129,595,542
     Office properties and equipment, net                                          3,724,870        3,828,367
     Federal Home Loan Bank Stock, at cost                                         1,000,000        1,075,000
     Accrued interest receivable                                                   1,184,529        1,017,024
     Other assets                                                                  1,436,704        1,101,725
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 205,978,187    $ 167,487,062
                                                                               =============    =============

Liabilities:
     Deposits                                                                  $ 167,408,254    $ 130,499,131
     Advances from Federal Home Loan Bank                                         20,000,000       20,000,000
     Advance payments by borrowers for taxes and insurance                           274,819          146,095
     Accrued interest payable and other liabilities                                  726,442          499,119
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      188,409,515      151,144,345
                                                                               -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                           -                -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,365,320       10,339,790
     Retained earnings - substantially restricted                                  9,864,196        8,806,639
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (359,084)        (424,154)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (220,679)        (316,480)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                           43,739           61,742
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              17,568,672       16,342,717
                                                                               -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 205,978,187    $ 167,487,062
                                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements.
                                      -3-

                        ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            2002           2001
                                                        -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $ 3,062,999    $ 2,675,618
    Investment securities                                   141,955        211,270
    Interest-bearing deposits with other institutions        28,763         70,433
    Mortgage-backed securities                              141,908        145,273
    Dividends on Federal Home Loan Bank Stock                11,494         17,892
                                                        -----------    -----------

        Total interest and dividend income                3,387,119      3,120,486
                                                        -----------    -----------

INTEREST EXPENSE
    Deposits                                              1,444,517      1,539,014
    Advances from Federal Home Loan Bank                    286,374        306,432
                                                        -----------    -----------

        Total interest expense                            1,730,891      1,845,446
                                                        -----------    -----------

NET INTEREST INCOME                                       1,656,228      1,275,040

Provision for loan losses                                    55,500         48,300
                                                        -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,600,728      1,226,740
                                                        -----------    -----------

NONINTEREST INCOME
    Service charges on deposit accounts                     126,207        121,967
    Gain on sale of loans                                    69,976         36,163
    Loss on other real estate owned                         (27,500)          --
    Other income                                            123,164         87,299
                                                        -----------    -----------
        Total noninterest income                            291,847        245,429
                                                        -----------    -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                      600,390        527,848
    Occupancy and equipment                                 222,668        192,027
    Professional fees                                        25,188         24,583
    Advertising                                              31,624         29,860
    Data processing charges                                  84,728         68,432
    Other expenses                                          334,360        250,460
                                                        -----------    -----------
        Total noninterest expenses                        1,298,958      1,093,210
                                                        -----------    -----------
Income before income taxes                                  593,617        378,959
Income taxes                                                163,940        131,379
                                                        -----------    -----------
Net Income                                                  429,677        247,580
                                                        ===========    ===========

EARNINGS PER SHARE - NET INCOME
        Basic                                           $       .49    $       .29
        Diluted                                         $       .49    $       .29

See accompanying notes to the unaudited consolidated financial statements.

                        ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2002            2001
                                                                        ------------    ------------
INTEREST AND DIVIDEND INCOME
    Loans                                                               $  9,093,916    $  7,879,632
    Investment securities                                                    462,673         557,171
    Interest-bearing deposits with other institutions                        107,161         212,613
    Mortgage-backed securities                                               445,558         302,764
    Dividends on Federal Home Loan Bank Stock                                 49,895          47,982
                                                                        ------------    ------------
        Total interest and dividend income                                10,159,203       9,000,162
                                                                        ------------    ------------

INTEREST EXPENSE
    Deposits                                                               4,558,717       4,482,580
    Advances from Federal Home Loan Bank                                     874,299         713,432
                                                                        ------------    ------------
        Total interest expense                                             5,433,016       5,196,012
                                                                        ------------    ------------

NET INTEREST INCOME                                                        4,726,187       3,804,150

Provision for loan losses                                                    204,600         119,100
                                                                        ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        4,521,587       3,685,050
                                                                        ------------    ------------
NONINTEREST INCOME
    Service charges on deposit accounts                                      396,550         357,295
    Gain on sale of loans                                                    213,865          45,574
    Loss on other real estate owned                                          (27,500)        (20,000)
    Loss on sale of investments                                                    -          (1,705)
    Gain on sale of fixed assets                                               3,120               -
    Other income                                                             365,308         226,956
                                                                        ------------    ------------
        Total noninterest income                                             951,343         608,120
                                                                        ------------    ------------
NONINTEREST EXPENSE
    Compensation and employee benefits                                     1,721,842       1,538,020
    Occupancy and equipment                                                  633,481         563,678
    Professional fees                                                         94,829          81,210
    Advertising                                                               92,434          83,089
    Data processing charges                                                  232,504         181,766
    Other expenses                                                           935,683         730,346
                                                                        ------------    ------------
        Total noninterest expenses                                         3,710,773       3,178,109
                                                                        ------------    ------------

Income before income taxes                                                 1,762,157       1,115,061
Income taxes                                                                 605,695         426,255
                                                                        ------------    ------------

Income before extaordinary item                                            1,156,462         688,806
Extraordinary item- Excess over cost on net assets acquired in merger        201,206               -
                                                                        ------------    ------------
Net Income                                                                 1,357,668         688,806
                                                                        ============    ============

EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
        Basic                                                           $       1.31    $        .79
        Diluted                                                         $       1.31    $        .79

EARNINGS PER SHARE - NET INCOME
        Basic                                                           $       1.54    $        .79
        Diluted                                                         $       1.54    $        .79

See accompanying notes to the unaudited consolidated financial statements.

                        ADVANCE FINANCIAL BANCORP
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2002            2001
                                                                  ------------    ------------
OPERATING ACTIVITIES
    Net Income                                                       1,357,668         688,806
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, amortization and accretion, net                  424,122         454,991
        Provision for loan losses                                      204,600         119,100
        Loss on other real estate owned                                 27,500          20,000
        Loss on sale of investments                                          -           1,705
        Gain on sale of fixed assets                                    (3,120)              -
        Extraordinary gain on net assets acquired in merger           (201,206)              -
        Gain on sale of loans                                         (213,865)        (45,574)
        Origination of loans held for sale                         (17,889,988)     (4,437,165)
        Proceeds from the sale of loans                             18,543,802       3,717,968
        Decrease (increase) in other assets and liabilities            391,996        (345,023)
                                                                  ------------    ------------
             Net cash provided by operating activities               2,641,509         174,808
                                                                  ------------    ------------

INVESTING ACTIVITIES
    Investment securities held to maturity:
        Maturities and repayments                                      750,000               -
    Investment securities available for sale:
        Purchases                                                   (1,764,917)     (7,736,171)
        Maturities and repayments                                    4,257,059       4,510,025
    Mortgage-backed securities held to maturity:
        Maturities and repayments                                      398,682         343,965
    Mortgage-backed securities available for sale:
        Purchases                                                   (1,508,800)     (5,002,344)
        Maturities and repayments                                    2,570,751         349,358
    Purchase of Federal Home Loan Bank Stock                          (115,000)       (275,000)
    Sale of Federal Home Loan Bank Stock                               635,900               -
    Net increase in loans                                           (9,081,069)     (6,100,336)
    Purchases of premises and equipment                               (214,769)       (142,840)
                                                                  ------------    ------------
             Net cash used in investing activities                  (4,072,163)    (14,053,343)
                                                                  ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                        12,649,571       9,785,030
    Net decrease in short term advances from FHLB                            -      (2,500,000)
    Net Proceeds from advances from the FHLB                                 -      12,000,000
    Net change in advances for taxes and insurance                      23,130         (62,543)
    Net cash purchase of OSFS stock                                 (6,041,007)              -
    Cash dividends paid                                               (297,089)       (257,464)
                                                                  ------------    ------------
             Net cash provided by financing activities               6,334,605      18,965,023
                                                                  ------------    ------------

             Increase in cash and cash equivalents                   4,903,951       5,086,488

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,553,178       5,751,624
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 13,457,129    $ 10,838,112
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest on deposits and borrowings                       $  5,450,308    $  5,321,267
        Income taxes                                              $    495,537    $    448,332


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


                                                 Nine Months Ended
                                                      March 31
                                                 2002          2001
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (152,165)
Average unearned ESOP and RSP shares             (48,420)      (55,683)
                                              ----------    ----------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share           883,865       876,602

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      883,865       876,602
                                              ==========    ==========

                                                 Three Months Ended
                                                      March 31

                                                 2002          2001
                                              ----------    ----------

Weighted-average common shares outstanding     1,084,450     1,084,450
Average treasury stock shares                   (152,165)     (152,165)
Average unearned ESOP and RSP shares             (46,527)      (53,655)
                                              ----------    ----------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share           885,758       878,630

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                         -             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share      885,758       878,630
                                              ==========    ==========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three and nine months ended March 31, 2002, comprehensive income totaled $373,807 and $1,339,665, respectively. For the three and nine months ended March 31, 2001, comprehensive income totaled $369,318 and $1,115,494, respectively.


NOTE 4 - MERGER

As of the close of business September 7, 2001, the Company acquired all of the outstanding stock of Ohio State Financial Services "OSFS". The total cost of the acquisition by the Company was $7,861,147. The acquisition was a cash purchase of all outstanding stock of OSFS and was accounted for under the purchase method of accounting. The Consolidated Statements of Income for the three-and nine-month periods ended March 31, 2002, include the results of operation of the acquired institution from September 8, 2001.

OSFS was a bank holding company for Bridgeport Savings and Loan, which had branch offices in Bridgeport and Shadyside, Ohio. The merger was entered into to enhance the Company's return on equity by geographical diversification, more profitable deployment of excess capital and market area expansion.

The following are proforma Statements of Income for the three-and nine-month periods ended March 31, 2002 and 2001. The proforma statements are intended to present the business combination's effect on earnings per share for the comparable periods had both entities been combined at the start of each period.

                                                             PROFORMA
                                                          NINE-MONTHS ENDED
                                                              MARCH 31
                                                          2002          2001
                                                      -----------   -----------

Total Interest Income                                 $10,578,685   $10,765,386
Total Interest Expense                                  5,612,500     5,947,954
                                                      -----------   -----------
Net Interest Income                                     4,966,185     4,817,432
Provision for loan losses                                 235,515       119,100
                                                      -----------   -----------
Net Interest Income after Provision for Loan Losses     4,730,670     4,698,332
                                                      -----------   -----------
Noninterest Income                                        957,103       629,828
Noninterest Expense                                     3,911,380     3,950,953
                                                      -----------   -----------
Income before income taxes                              1,776,393     1,377,207
Income taxes                                              606,084       519,446
                                                      -----------   -----------
Net Income                                            $ 1,170,309   $   857,761
                                                      ===========   ===========

Earnings per share:
     Basic                                            $      1.32   $      0.98
     Diluted                                          $      1.32   $      0.98


                                                              PROFORMA
                                                        THREE-MONTHS ENDED
                                                             MARCH 31
                                                         2002         2001
                                                      ----------   ----------

Total Interest Income                                 $3,387,119   $3,699,420
Total Interest Expense                                 1,730,891    2,089,540
                                                      ----------   ----------
Net Interest Income                                    1,656,228    1,609,880
Provision for loan losses                                 55,500       48,300
                                                      ----------   ----------
Net Interest Income after Provision for Loan Losses    1,600,728    1,561,580
                                                      ----------   ----------
Noninterest Income                                       291,847      254,266
Noninterest Expense                                    1,298,958    1,364,966
                                                      ----------   ----------
Income before income taxes                               593,617      450,880
Income taxes                                             163,940      157,004
                                                      ----------   ----------
Net Income                                            $  429,677   $  293,876
                                                      ==========   ==========

Earnings per share:
     Basic                                            $     0.49   $     0.33
     Diluted                                          $     0.49   $     0.33

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



NOTE 6 - BRANCH DEVELOPMENT

Effective March 8, 2002, the Company was granted permission to establish a de novo branch at the Hollywood Plaza in Steubenville, Ohio. The regulatory authorities have given the Company until March 8, 2003 to establish the branch facility. The company anticipates the completion of the de novo branch in the first quarter of the 2002-03 fiscal year.

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

OVERVIEW
--------

Effective March 8, 2002, the Company was granted permission to establish a de novo branch at the Hollywood Plaza in Steubenville, Ohio. The regulatory authorities have given the Company until March 8, 2003 to establish the branch facility. The company anticipates the completion of the de novo branch in the first quarter of the 2002-2003 fiscal year. The anticipated cost of the facility is expected to be approximately $500,000, which will primarily be capitalized.

On September 7, 2001, the Company's growth was bolstered by the completion of the acquisition of Ohio State Financial Services, Inc ("OSFS") and its wholly owned subsidiary Bridgeport Savings and Loan Association. The acquisition was accounted for under the purchase method of accounting in a cash transaction. As a result of the completion of the acquisition, the Company paid $7.8 million to the shareholders of OSFS. The transaction was funded with a $3.8 million short-term FHLB advance and $4 million dollars from the Company's overnight funds. The FHLB advance was repaid with proceeds from matured and called investment securities and redeemed FHLB stock after the date of the merger and prior to September 30, 2001. With the completion of the acquisition, the Company added two additional branches located in Bridgeport and Shadyside, Ohio bringing the total branch locations of the Company to five. The results of operations from September 8, 2001 include the operations of OSFS.

For the three and nine months ended March 31, 2002, net income totaled $430,000 and $1,358,000, respectively, compared to $248,000 and $689,000 for the same 2001 periods. The increase in net income for the current three and nine month periods is primarily the result of the low interest rate environment in which the Company had been active in the origination and sale of fixed rate residential mortgage loans. However, the increase in net income for the current nine-month period also reflects a $201,000 extraordinary gain from the acquisition of OSFS. This non-recurring gain was due to the fact that the Company purchased the net assets of OSFS at a discount of their fair market value. See "Note 5 - Extraordinary item" on page 10 to the Consolidated Financial Statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2001
---------------------------------------------------------------------

The Company's total assets increased by approximately $38,491,000 to $205,978,187 at March 31, 2002, from $167,487,062 at June 30, 2001 primarily as a result of the acquisition of OSFS which increased assets $24,935,000. In addition, net loans from operations and cash in the Company's overnight deposit account have increased $8,423,000 and $10,473,000, respectively for the nine-month period. These increases have been funded by an increase in core deposits and funds from matured investments securities that have not yet been reinvested.

Investment securities, including mortgage-backed securities decreased by approximately $1,483,000 to $20,393,141 at March 31, 2002 from $21,876,277 at
June 30, 2001. The acquisition of OSFS contributed $3,265,000 to the investment portfolio. Net of the OSFS contribution, investment securities decreased approximately $4,748,000. This decrease is the result of the current interest rate environment in which the Company has not yet reinvested proceeds from called, matured and repaid investment securities over the nine month period ending March 31, 2002. The funds are currently in the Company's overnight deposit account invested at the current federal funds rate.

Loans receivable, net increased $35,186,000 to $164,781,814 at March 31, 2002 from $129,595,542 at June 30, 2001. The acquisition of OSFS contributed $26,763,000 to loans receivable, net, consisting primarily of $25,300,000 in 1-4 family and construction loans and $700,000 in automobile loans. The increase in net loans as a result of operations of $8,423,000 consist primarily of one-to-four family mortgages, non-residential mortgages and automobile loans which increased $5,623,000, $993,000, and $1,714,000, respectively, over the nine month period ended March 31, 2002.

Deposits increased $36,909,000 to $167,408,254 at March 31, 2002 from $130,499,131 at June 30, 2001. The acquisition of OSFS contributed approximately $24,349,000 to deposits, consisting primarily of $12,630,000 in core savings and NOW accounts and $11,719,000 in certificates of deposit. Deposits increased $12,650,000 as a result of operations. The increase is primarily the result of an increase in core savings and demand products of $6,518,000 and $5,050,000, respectively. These increases in core products is reflective of customer preferences toward short term liquid insured deposits due to the current low interest rate environment and other significant events over the nine month period ended March 31, 2002.

Stockholders' Equity increased approximately $1,226,000 to $17,568,672 at March 31, 2002 from $16,342,717 at June 30, 2001. This increase was the result of net income of $1,358,000 for the period, of which $201,000 relates to an extraordinary gain as a result of the merger, and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $183,000. These increases were offset by a decrease in the net unrealized gain on securities of $18,000 and the payment of cash dividends of $297,000.


COMPARISON  OF THE RESULTS OF  OPERATIONS  FOR THE THREE AND NINE  MONTHS  ENDED
--------------------------------------------------------------------------------
MARCH 31, 2002 AND 2001
-----------------------

Net interest income increased $381,000 or 29.90%, to $1,656,000 for the three months ended March 31, 2002 from $1,275,000 for the comparable period ended 2001. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended March 31, 2002 increased to 3.08% from 2.80% for the comparable period ended 2001. The 28 basis point increase in the net interest rate spread for the current three month period was primarily due to a 134 basis point decline in average cost of funds which was offset by a 106 basis point decline in average yields on assets. See "Average Balance Sheet" for the three-month periods ended March 31, 2002 and 2001.

Net interest income increased $922,000 or 24.24%, to $4,726,000 for the nine-months ended March 31, 2002 from $3,804,000 for the comparable period ended 2001. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the nine months ended March 31, 2002 increased to 3.06% from 2.96% for the comparable period ended 2001. The 10 basis point increase in the net interest rate spread for the current nine month period was primarily the result of a 88 basis point decline in average cost of funds which was offset by a 78 basis point decline in average yields on assets. See "Average Balance Sheet" for the nine-month periods ended March 31, 2002 and 2001.

The provision for loan losses increased $7,200 to $55,500 for the three months ended March 31, 2002 from $48,300 for the comparable period ended 2001. The provision increased $85,500 to $204,600 for the nine months ended March 31, 2002 from $119,100 for the comparable period ended 2001. The increase in the provision for loan losses for the nine-month period ended March 31, 2002 was precipitated by a $82,000 write-down of impaired loans prior to foreclosure. See "Risk Elements".

Noninterest income increased $46,000 or 18.91%, to $292,000 for the three months ended March 31, 2002 from $245,000 for the comparable period ended 2001. Noninterest income increased $343,000 or 56.49% to $951,000 for the nine-months ended March 31, 2002 from $608,000 for the comparable period ended 2001. For the three and nine month periods ended March 31, 2002, miscellaneous fees and fees on deposit accounts increased by $6,000 and $51,000, respectively, as a result of an increase in core customers and related activity. For the three and nine month periods ended March 31, 2002, gains on sales of fixed rate loans and related servicing rights increased $64,000 and $276,000, respectively due to the current fixed rate mortgage loan environment in comparison to the comparable period ended 2001. The gains of the sales of fixed rate loans and related servicing rights for the three month period ended March 31, 2002, are not necessarily indicative of anticipated trends for the remainder of the fiscal year ended June 30, 2002.

Noninterest expense increased $206,000 or 18.82%, to $1,299,000 for the three months ended March 31, 2002, from $1,093,000 for the comparable 2001 period. Noninterest expense increased $533,000 or 16.76%, to $3,711,000 for the nine months ended March 31, 2002 from $3,178,000 for the comparable period ended 2001. For the three and nine month periods ended March 31, 2002, compensation and employee benefits increased $72,000 and $184,000, respectively. The increase in compensation and employee benefits for the three and nine month periods ended March 31, 2002 includes increases in wages and benefits paid of $96,000 and $269,000, respectively, due to the hiring of thirteen (13) new employees to operate the two branches created by the merger with OSFS and an additional cost of living increase for other full time employees. This increase was offset by an increase of $24,000 and $85,000, respectively in deferred labor costs as a result of increased loan production. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $49,000 and $143,000 for the three and nine-month periods ended March 31, 2002, respectively. Such increases are primarily due to the operation of the two branches created by the merger with OSFS. For the three and nine month periods ended March 31, 2002, other expenses have increased $84,000 and $206,000, respectively. The increase in other expense is due to an increase in supplies, communications and postage of $20,000 and $64,000, in fees paid for ATM and consumer card usage of $4,000 and $25,000, and in fees paid to the Federal Reserve for item processing of $5,000 and $19,000, for the three and nine month periods, respectively. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers. Board of directors fees and insurance expense have increased a combined $3,000 and $26,000 for the three and nine month periods, respectively due primarily to the creation of the advisory board made up of nonemployee directors of the former OSFS and the purchase of liability insurance for potential claims against the former OSFS. Expenses related to Other Real Estate and Repossessed assets have increase $11,000 and $13,000 for the three and nine month periods, respectively due to the increased activity in these areas. Also, state franchise taxes have increased $34,000 and $44,000 for the three and nine month periods, respectively due to the increase in the company's capital subject to Ohio Bank Franchise Tax.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2002, the Company had commitments to fund loans of approximately $2,635,871. These loan commitments are expected to be funded by April 30, 2002.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2002, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 13.43%, 12.70%, 8.30% and 12.20%, 11.47%, and 7.51%, respectively, at
March 31, 2002.

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

                                                                            Period Ended March 31,
                                           -----------------------------------------------------------------------------------------
                                                               2002                                           2001
                                           ------------------------------------------     ------------------------------------------
                                               Average                      Average          Average                       Average
                                               Balance        Interest     Yield/Cost        Balance        Interest      Yield/Cost
                                           -------------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                         $164,617         $3,063         7.44%          $126,640         $2,676         8.45%
  Investment securities (2)                      19,498            182         3.74%            19,898            299         6.02%
  Mortgage-backed securities                      9,386            142         6.05%             8,305            145         7.00%
                                           -------------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets              193,501          3,387         7.00%           154,843          3,120         8.06%
                                                           ------------   -----------                     ------------   -----------
Non-interest-earning assets                       7,988                                          7,182
                                           -------------                                  -------------
     Total assets                              $201,489                                       $162,025
                                           =============                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits              $26,140            157         2.41%           $19,093            156         3.28%
  Certificates of deposit                        97,405          1,068         4.38%            83,298          1,262         6.06%
  Savings deposits                               33,189            220         2.65%            17,236            121         2.81%
  FHLB borrowings                                20,000            286         5.73%            20,750            306         5.91%
                                           -------------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities         176,734          1,731         3.92%           140,377          1,845         5.26%
                                                           ------------   -----------                     ------------   -----------
Non-interest bearing liabilities                  7,298                                          5,691
                                           -------------                                  -------------
     Total liabilities                          184,032                                        146,068
Stockholders' equity                             17,457                                         15,957
                                           -------------                                  -------------
     Total liabilities and stockholders'
       equity                                  $201,489                                       $162,025
                                           =============                                  =============

Net interest income                                            $ 1,656                                        $ 1,275
                                                           ============                                   ============
Interest rate spread (3)                                                       3.08%                                          2.80%
                                                                          ===========                                    ===========
Net Yield on interest-earning assets (4)                                       3.42%                                          3.29%
                                                                          ===========                                    ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       109.49%                                        110.31%
                                                                          ===========                                    ===========

------------------------------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                                          Period Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                               2002                                           2001
                                             ----------------------------------------     ------------------------------------------
                                               Average                     Average            Average                     Average
                                               Balance        Interest    Yield/Cost          Balance        Interest    Yield/Cost
                                             -----------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                         $153,968         $9,094         7.88%          $123,688         $7,879         8.49%
  Investment securities (2)                      18,920            620         4.37%            16,552            818         6.59%
  Mortgage-backed securities                      9,538            445         6.23%             5,932            303         6.80%
                                             -----------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets              182,426         10,159         7.43%           146,172          9,000         8.21%
                                                           ------------   -----------                     ------------   -----------
Non-interest-earning assets                       7,695                                          7,123
                                             -----------                                  -------------
     Total assets                              $190,121                                       $153,295
                                             ===========                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits              $23,815            449         2.51%           $19,334            497         3.43%
  Certificates of deposit                        93,697          3,537         5.03%            79,929          3,619         6.04%
  Savings deposits                               28,134            573         2.72%            17,287            367         2.83%
  FHLB borrowings                                20,000            874         5.83%            15,417            713         6.17%
                                             -----------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities         165,646          5,433         4.37%           131,967          5,196         5.25%
                                                           ------------   -----------                     ------------   -----------
Non-interest bearing liabilities                  7,417                                          5,760
                                             -----------                                  -------------
     Total liabilities                          173,063                                        137,727
Stockholders' equity                             17,058                                         15,568
                                             -----------                                  -------------
     Total liabilities and stockholders'
       equity                                  $190,121                                       $153,295
                                             ===========                                  =============

Net interest income                                            $ 4,726                                        $ 3,804
                                                           ============                                   ============
Interest rate spread (3)                                                       3.06%                                          2.96%
                                                                          ===========                                    ===========
Net Yield on interest-earning assets (4)                                       3.45%                                          3.47%
                                                                          ===========                                    ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       110.13%                                        110.76%
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


                                                         March 31, June 30,
                                                          2002      2001
                                                         ------    ------

Loans on a nonaccrual basis                              $  744    $  535
Loans past due 90 days or more and still accruing         1,477       668
                                                         ------    ------
         Total nonperforming loans                        2,221     1,203
                                                         ------    ------

Other real estate                                           659       355
Repossessed assets                                           42        13
                                                         ------    ------
         Total nonperforming assets                      $2,922    $1,571
                                                         ------    ------


Nonperforming loans as a percentage of total net loans     1.35%     0.92%
                                                         ======    ======

Nonperforming assets as a percentage of total assets       1.42%     0.94%
                                                         ======    ======

Allowance for loan losses to nonperforming loans          44.08%    64.77%
                                                         ======    ======


Nonaccrual loans consist of $660,467 in one to four family residential mortgages, $42,000 in multi-family mortgages and $42,000 in non-residential real estate mortgages at March 31, 2002.

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

As of March 31, 2002, the total investment in impaired loans was $892,274, and such amount was subject to a specific allowance for loan losses of $45,685. The average investment in the impaired loans for the nine-month period ended March 31, 2002 was $910,790. The interest income potential based upon the original terms of the contracts of these impaired loans was $65,256 for the nine-month period ended March 31, 2002. A total of $65,256 of interest income has been recognized for the nine month period ended March 31, 2002.

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

The following is a breakdown of the loan portfolio composition at March 31, 2002 and June 30, 2001:

                                          March 31,      June 30,
                                            2002           2001
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $ 90,073,448   $ 64,696,315
           Multi-family                   6,431,317      6,002,553
           Non-residential               33,770,274     27,956,885
           Construction                   4,024,565      2,455,751
                                       ------------   ------------
                                        134,299,604    101,111,504
                                       ------------   ------------
Consumer Loans:
           Home Improvement                 936,546      1,208,279
           Automobile                    15,401,479     13,000,468
           Share loans                    1,400,097      1,594,755
           Other                          2,566,758      2,778,630
                                       ------------   ------------
                                         20,304,880     18,582,132
                                       ------------   ------------

                                       ------------   ------------
Commercial Loans                         12,620,752     12,651,451
                                       ------------   ------------
Less:
           Loans in process               1,390,132      1,861,360
           Net deferred loan fees            74,221        109,015
           Allowance for loan losses        979,069        779,170
                                       ------------   ------------
                                          2,443,422      2,749,545
                                       ------------   ------------
                Total                  $164,781,814   $129,595,542
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


                                    Advance Financial Bancorp



Date:  May 14, 2002                 By: /s/Stephen M. Gagliardi
                                        ----------------------------------------
                                        Stephen M. Gagliardi
                                        President and Chief Executive Officer

Date:  May 14, 2002                 By: /s/Stephen M. Magnone
                                        ----------------------------------------
                                        Stephen M. Magnone
                                        Vice President and CFO