Form 10KSB
period 2002-06-30
ADVANCE FINANCIAL BANCORP
filed 2002-09-24
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2002
                               -------------

                                       OR

[ ]  Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from           to          .
                                                         ---------    ---------

Commission File No. 0-21885

                            Advance Financial Bancorp
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                    55-0753533
---------------------------------------------          ----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

1015 Commerce Street, Wellsburg, West Virginia                26070
----------------------------------------------        -------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code:           (304) 737-3531
                                                         ----------------

Securities registered under to Section 12(b) of the Exchange Act:     None
                                                                     ------

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $14.7 million

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at September 3, 2002, was $17.1 million.

         As of September 3, 2002, there were issued and outstanding 932,285 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO X
                                                                      ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 2002. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 2002. (Part III)

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

Item 1.  Business
-------  --------

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

         On September 7, 2001, the Company completed the acquisition of Ohio State Financial Services, Inc. ("OSFS") and its wholly owned subsidiary Bridgeport Savings and Loan Association. With the completion of the acquisition, the Company added two additional branches located in Bridgeport and Shadyside, Ohio, increasing the Company's total branch locations to five. Additionally, on March 8, 2002, the Company was granted permission to establish a "denovo branch" at 125 Dunbar Avenue in the Hollywood Shopping Plaza in Steubenville, Ohio. The Company anticipates the completion of the denovo branch in the first quarter of the 2003 fiscal year.

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

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Brooke, Ohio, Marshal and Hancock counties of West Virginia, Belmont and Jefferson Counties of Ohio, and Washington County, Pennsylvania.

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

Lending Activities

         The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts, percentages of the respective portfolios, and types of security, at the dates indicated.

                                                                              June 30,
                                 --------------------------------------------------------------------------------------------------
                                        2002                   2001             2000                  1999                1998
                                 -----------------     ----------------    ----------------    -----------------    ---------------
                                     $        %            $        %          $        %          $        %           $       %
                                 --------   ------     --------  ------    --------   -----    --------   ------    -------  ------
                                                                        (Dollars in Thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family(1).......  $ 91,665    52.03%    $ 64,696   48.88%   $ 62,163   50.81%   $ 59,674    53.45%  $ 59,359   58.91%
  Non-residential..............    36,147    20.52       27,957   21.12      24,544   20.06      23,216    20.80     15,581   15.46
  Multi-family ................     4,339     2.46        6,003    4.54       5,470    4.47       2,689     2.41      1,786    1.77
  Construction.................     6,864     3.90        2,456    1.86       3,242    2.65       2,073     1.86      5,017    4.98
                                 --------   ------     --------  ------    --------   -----    --------   ------    -------  ------
Total real estate loans           139,015    78.91      101,112   76.40      95,419   77.99      87,652    78.52     81,743   81.12
                                  -------   ------      -------  ------     -------   -----    --------   ------    -------  ------
Consumer Loans:
  Automobile...................    17,176     9.75       13,000    9.82      10,904    8.91       8,648     7.74      7,659    7.60
  Other........................     2,591     1.47        2,756    2.08       2,653    2.17       2,344     2.10      2,347    2.33
  Share........................     1,590     0.90        1,595    1.21       1,406    1.15       1,360     1.22      1,297    1.29
  Home improvement.............       943     0.54        1,208    0.91       1,439    1.18       1,195     1.07      1,001    0.99
  Education....................        22     0.01           23    0.02          23    0.02          41     0.04         42    0.04
                                 --------   ------   ----------  ------   ---------   -----    --------  -------    -------  ------
Total consumer loans               22,322    12.67       18,582   14.04      16,425   13.43      13,588    12.17     12,346   12.25
                                 --------   ------     --------  ------    --------   -----    --------   ------    -------  ------

Commercial business loans......    14,824     8.42       12,651    9.56      10,500    8.58      10,388     9.31      6,676    6.63
                                 --------   ------     --------  ------    --------  ------    --------   ------    -------  ------
     Total loans                  176,161   100.00%     132,345  100.00%    122,344  100.00%    111,628   100.00%   100,765  100.00%
                                            ======               ======              ======               ======             ======
Less:
  Loans in process.............   (2,961)               (1,861)             (1,813)             (1,007)              (3,061)
  Deferred loan
     origination
     fees and costs............      (85)                 (109)               (128)               (139)                (181)
  Allowance for loan losses....     (969)                 (779)               (682)               (582)                (478)
                                --------              --------             -------            --------             --------
     Total loans, net           $172,146              $129,596            $119,721            $109,900             $ 97,045
                                ========              ========             =======            ========             ========


(1)      At June 30, 1998 includes loans held for sale of $1,455.

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio, at June 30, 2002. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.


                                                Due after
                                   Due within   1 through  Due after
                                     1 year      5 years    5 years     Total
                                     ------      -------    -------     -----
                                                  (In Thousands)

One- to four-family real estate...   $10,064     $ 3,207   $ 78,394   $ 91,665
Non-residential real estate.......       275         343      6,246      6,864
Multi-family real estate..........       766       2,009     33,372     36,147
Construction......................     4,339          --         --      4,339
Consumer loans....................     1,008      17,047      4,267     22,322
Commercial business loans.........     3,706       5,485      5,633     14,824
                                     -------     -------   --------   --------
Total.............................   $20,158     $28,091   $127,912   $176,161
                                     =======     =======   ========   ========

         The following table sets forth as of June 30, 2002 the dollar amount of all loans due after June 30, 2003, which have fixed interest rates and floating or adjustable interest rates.


                                                      Floating or
                                   Fixed Rates       Adjustable Rates     Total
                                   -----------       ----------------    -------
                                                     (In Thousands)
One- to four-family real estate...   $ 45,096             $ 36,505      $ 81,601
Multi-family real estate..........      2,916                3,673         6,589
Non-residential real estate.......     19,721               15,660        35,381
Consumer loans....................     21,164                  150        21,314
Commercial business loans.........      3,628                7,490        11,118
                                     --------             --------      --------
    Total.........................   $ 92,525             $ 63,478      $156,003
                                     ========             ========      ========

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

         The Registrant's one-to four-family residential loan portfolio also includes second mortgage loans and home equity loans. Such loans are generally secured by second liens on one-to four-family residential real estate. At June 30, 2002, such loans totalled $12,487,000, or 13%, of the Registrant's one-to four- family residential loan portfolio.

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

         Construction Loans. The Registrant originates construction loans primarily for the construction of single family dwellings. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 12 months. At June 30, 2002, there were no construction loans to builders. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans. At June 30, 2002 construction on loans to individuals totalled $4,339,000. Construction financing generally has a higher degree of credit risk than one-to four-family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Registrant may have a completed project with a value too low to assure full repayment of the loan.

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

         Consumer Loans. Consumer loans primarily consist of direct and indirect automobile loans. Direct automobile loans are generally originated with terms of up to 6 years for new automobiles and up to 5 1/2 years for used automobiles. Indirect automobile loans are purchased from automobile dealers with whom the Registrant generally provides floor plan financing. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is amortized as a yield adjustment using the interest method over the life of the loan. The fee is rebated to the Registrant, on a pro rata basis, if the loan is repaid within the first six months. The Registrant generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Registrant's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Direct and indirect automobile loans are secured by the new or used automobile. At June 30, 2002, automobile loans totalled $17,176,000 or, 77% of the Registrant's consumer loan portfolio. Of this amount, indirect automobile loans totalled $9,799,000. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to four-family residential loans.

         The Registrant also makes a variety of other loans that totalled $5,146,000, or 23%, of total consumer loans at June 30, 2002. Included in this total are home improvement loans, credit card loans, loan secured by deposit accounts (share loans) and educational loans. Underwriting standards for these loans vary based on the loan type and the creditworthiness of the borrower.

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

         Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee. A report of all mortgage loans originated is presented to the Board of Directors monthly. The President and Senior Vice President each have the authority to approve applications for mortgage loans up to $100,000, consumer loans up to $40,000 for secured loans and up to $10,000 for unsecured loans. Eleven other loan officers have authority to approve secured credit applications in varying amounts up to $35,000.

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

         Loan Commitments. Written loan commitments are given to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. No commitment fees or points to secure commitments are charged to prospective borrowers. However, a customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Registrant. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30-day limit. At June 30, 2002, the Registrant had $2,093,000 of outstanding commitments to originate loans, $1,351,000 in undisbursed funds related to construction loans and $10,507,000 in unused lines of credit.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage or Deed of Trust agreement. If payment is still delinquent after 90 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage or Deed of Trust agreement. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for foreclosure. At each monthly board meeting, the Board of Directors determines when foreclosure proceedings should be initiated and the borrower is notified when foreclosure has commenced.

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

         Non-Performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15. The
Registrant has three loans totalling $890,178 that meet the definition of impaired loans within SFAS 114, as amended by SFAS 118. These impaired loans have been subject to a specific allowance for loan losses of $48,202 at June 30, 2002. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totaled $81,950 for the year ended June 30, 2002. Of such amount, $40,061 was collected.

                                                                       At June 30,
                                                     ----------------------------------------------
                                                      2002      2001      2000      1999      1998
                                                     ------    ------    ------    ------    ------

                                                                      (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family ............................   $  495    $  252    $  286    $   90    $  185
  Non-residential ................................      327       240        16       317        --
  Multi-family ...................................       42        --        --         2        --
  Construction ...................................       --        --        --        47        --
  Commercial .....................................       --        --        --        --        --
Consumer .........................................       --        --         2        --         2
Commercial .......................................       --        --        --        --        96
                                                     ------    ------    ------    ------    ------
    Total non-accrual loans ......................      864       492       304       456       283
                                                     ------    ------    ------    ------    ------
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family ..........................       --        --        --        --        --
    Non-residential ..............................       --        --        --        --        --
    Multi-family .................................       --        --        --        --        --
    Construction .................................       --        --        --        --        --
Consumer .........................................      413       140       189       220       169
Commercial .......................................      735       571        --        89        --
                                                     ------    ------    ------    ------    ------
Total accruing loans greater than 90 days past due    1,148       711       189       309       169
                                                     ------    ------    ------    ------    ------
Total non-performing loans .......................    2,012     1,203       493       765       452
Real estate acquired in settlement of loans ......      645       355       407        50        76
Other non-performing assets ......................       18        13        21         9        13
                                                     ------    ------    ------    ------    ------
Total non-performing assets ......................   $2,675    $1,571    $  921    $  824    $  541
                                                     ======    ======    ======    ======    ======
Total non-performing loans to total loans ........     1.17%      .92%      .41%      .69%      .45%
                                                     ======    ======    ======    ======    ======
Total non-performing loans to total assets .......      .94%      .71%      .34%      .59%      .40%
                                                     ======    ======    ======    ======    ======
Total non-performing assets to total assets ......     1.25%      .94%      .63%      .63%      .47%
                                                     ======    ======    ======    ======    ======

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for loan losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                          At June 30, 2002
                                          ----------------
                                           (In Thousands)

Special Mention..................               $1,428
Substandard......................                2,104
Doubtful.........................                   95
Loss.............................                   --
                                                ------
Total............................               $3,627
                                                ======

         Allowances for Loan Losses. The Company maintains an allowance for loan losses adequate to absorb estimated probable losses inherent in the loan portfolio. The allowance for loan losses consists of specific reserves for individual credits and general reserves for types and portfolios of loans based upon historical loan loss experience, adjusted for concentrations and the current economic environment. All outstanding loans, letters of credit and binding commitments to provide financing are considered in evaluating the adequacy of the allowance for loan losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

         In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. It is performed by senior members of management with years of lending and review experience. Management evaluates homogenous consumer- oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, political trends effecting local industry and business development and other known factors which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly bases upon the combination of delinquencies, concentrations and other known factors that may effect the local economy and more specifically the individual businesses. During this evaluation, the individual loans are evaluated quarterly by senior members of management for impairment as prescribed under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Impairment losses are assumed when, based upon current information, it is probably that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by a loan's observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan's effective interest rate.

         This data on impairment is combined with the other data used for homogenous loans and is used by the classified asset committee in determining the adequacy of the allowance for loan losses. Although management believes it uses the best information available to determine the adequacy of the allowance for loan losses at the balance sheet date, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and additional provision for loan losses will be required.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                        At June 30,
                                             -----------------------------------------------------------------
                                                2002          2001          2000          1999          1998
                                             ---------     ---------     ---------     ---------     ---------
                                                                  (Dollars in Thousands)

Total loans outstanding ..................   $ 172,146     $ 132,345     $ 122,344     $ 111,628     $ 100,765
                                             =========     =========     =========     =========     =========

Average loans outstanding ................     157,557       124,726       116,825       103,764        93,708
                                             =========     =========     =========     =========     =========

Allowance balance (at beginning of period)   $     779     $     682     $     582     $     478     $     368
Acquired allowance of OSFS ...............         170            --            --            --            --
Provision:
  Real estate ............................          22            56            57            70           178
  Consumer ...............................         107            93            64            24            40
  Commercial .............................         116            42            54            56            36
Charge-offs:
  Real estate ............................         (36)           --            --            (8)           (6)
  Consumer ...............................        (122)          (77)          (54)          (20)          (34)
  Commercial .............................         (83)          (20)          (25)          (20)         (118)
Recoveries:
  Real estate ............................          --            --            --            --            --
  Consumer ...............................          16             3             4             2            14
  Commercial .............................          --            --            --            --            --
                                             ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period) .....   $     969     $     779     $     682     $     582     $     478
                                             =========     =========     =========     =========     =========

Allowance for loan losses as a percent of
     total loans outstanding .............         .56%          .59%          .56%          .52%          .47%
                                             =========     =========     =========     =========     =========
Net loans charged off as a percent of
     average loans outstanding ...........         .14%          .08%          .06%          .04%          .15%
                                             =========     =========     =========     =========     =========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                                       At June 30,
                         -----------------------------------------------------------------------------------------------------------
                               2002                  2001                  2000                  1999                1998
                         -----------------------------------------------------------------------------------------------------------
                                  Percent of            Percent of            Percent of            Percent of          Percent of
                                   Loans in              Loans in              Loans in              Loans in            Loans in
                                     Each                  Each                  Each                  Each                Each
                                  Category to           Category to           Category to           Category to          Category to
                          Amount  Total Loans  Amount   Total Loans   Amount  Total Loans  Amount   Total Loans  Amount  Total Loans
                          ------  -----------  ------   -----------   ------  -----------  ------   -----------  ------  -----------
Types of Loans
Real Estate:
  One- to four-family....  $ 146      52.03%   $ 108        48.88%   $  93       50.81%    $  93        53.45%   $ 128        58.91%
  Non-residential .......    309      20.52      308        21.12      270       20.06       230        20.80       89        15.46
  Multi-family...........     32       3.90       36         4.54       33        4.47        16         2.41       11         1.77
  Construction...........     --       2.46       --         1.86       --        2.65        --         1.86       --         4.98
Consumer.................    231      12.67      176        14.04      129       13.43       115        12.17      102        12.25
Commercial...............    251       8.42      151         9.56      157        8.58       128         9.31      148         6.63
                           -----     ------     ----       ------    -----      ------     -----       ------    -----       ------
     Total...............  $ 969     100.00%   $ 779       100.00%   $ 682      100.00%    $ 582       100.00%   $ 478       100.00%
                           =====     ======     ====       ======    =====      ======     =====       ======    =====       ======

Average Balance Sheet

     The following table sets forth certain information relating to the Registrant's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                          Year Ended June 30,
                                         -------------------------------------------------------------------------------------------

                                                     2002                           2001                            2000
                                         ----------------------------    ----------------------------   ----------------------------
                                                              Average                         Average                        Average
                                          Average             Yield/      Average             Yield/     Average              Yield/
                                          Balance  Interest    Cost       Balance  Interest    Cost      Balance   Interest    Cost
                                         --------  --------   -------    --------  --------   -------   --------   -------- --------
Interest-earning assets:
  Loans receivable (1)                   $157,557   $12,209     7.75%    $124,726   $10,611     8.51%   $116,825    $9,564     8.19%
  Investment securities (2)                20,165       832     4.12%      18,060     1,114     6.17%     13,627       879     6.45%
  Mortgage-backed securities                9,490       582     6.14%       6,595       439     6.66%      3,936       256     6.49%
                                         --------   -------   -------    --------  --------   -------   --------   -----------------
     Total interest-earning assets        187,212    13,623     7.28%     149,381    12,164     8.15%    134,388    10,699     7.96%
                                                    -------   -------              --------   -------              -----------------
Non-interest-earning assets                 7,789                           7,094                          7,151
                                         --------                        --------                       --------
     Total assets                        $195,001                        $156,475                       $141,539
                                         ========                        ========                       ========

Interest-bearing liabilities:
  Interest-bearing demand deposits       $ 25,010   $   608     2.43%     $19,534       637     3.26%    $20,630      $691     3.35%
  Certificates of deposit                  95,157     4,577     4.81%      81,172     4,874     6.00%     71,005     3,849     5.42%
  Savings deposits                         29,966       812     2.71%      17,499       488     2.79%     16,958       459     2.71%
  FHLB borrowings                          20,000     1,164     5.82%      16,563     1,003     6.06%     12,812       717     5.60%
                                         --------   -------   -------    --------  --------   -------   --------   -----------------
     Total interest-bearing liabilities   170,133     7,161     4.21%     134,768     7,002     5.20%    121,405     5,716     4.71%
                                                    -------   -------              --------   -------              -----------------
Non-interest bearing liabilities            7,608                           5,960                          5,237
                                         --------                        --------                       --------
     Total liabilities                    177,741                         140,728                        126,642
Stockholders' equity                       17,260                          15,747                         14,897
                                         --------                        --------                       --------
     Total liabilities and stockholders'
       equity                            $195,001                        $156,475                       $141,539
                                         ========                        ========                       ========

Net interest income                                 $ 6,462                         $ 5,162                        $ 4,983
                                                    =======                         =======                        =======
Interest rate spread (3)                                        3.07%                           2.95%                          3.25%
                                                             =======                         =======                        =======
Net Yield on interest-earning assets (4)                        3.45%                           3.46%                          3.71%
                                                             =======                         =======                        =======
Ratio of average interest-earning
  assets  to average interest-bearing
  liabilities                                                 110.04%                         110.84%                        110.69%
                                                             =======                         =======                        =======

---------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

         The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i ) changes in volume (changes in average volume multiplied by old rate) and (ii ) changes in rate (changes in rate multiplied by old average volume). Changes, which are not solely attributable to rate or volume, are allocated to changes in rate due to rate sensitivity of interest-earning assets and interest-bearing liabilities.

                                          Year Ended June 30,            Year Ended June 30,
                                    -----------------------------   -------------------------------
                                             2002 vs 2001                   2001 vs 2000
                                    -----------------------------   -------------------------------
                                          Increase (Decrease)            Increase (Decrease)
                                                Due to                         Due to
                                    -----------------------------   -------------------------------
                                      Volume     Rate        Net      Volume       Rate       Net
                                    -----------------------------   -------------------------------
                                                               (Dollars in Thousands)
Interest Income:
  Loans receivable                   $ 2,748   $(1,151)   $ 1,597    $   683    $   365    $ 1,048
  Investment securities                  122      (404)      (282)       274        (39)       235
  Mortgage-backed securities             189       (46)       143        178          5        183
                                     -------   -------    -------    -------    -------    -------
     Total interest-earning assets     3,059    (1,601)     1,458      1,135        331      1,466
                                     -------   -------    -------    -------    -------    -------


Interest Expense:
  Interest-bearing demand
   deposits                              176      (205)       (29)       (14)       (40)       (54)
  Certificates of Deposit                839    (1,136)      (297)       612        413      1,025
  Savings Deposits                       349       (25)       324         14         15         29
  FHLB borrowings                        207       (46)       161        227         59        286
                                     -------   -------    -------    -------    -------    -------
     Total interest-bearing
         liabilities                   1,571    (1,412)       159        839        447      1,286
                                     -------   -------    -------    -------    -------    -------

Net change in interest income        $ 1,488   $  (189)   $ 1,299    $   296    $  (116)   $   180
                                     =======   =======    =======    =======    =======    =======

Investment Activities

         The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. The OTS does not prescribe by regulations a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2002, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $12,450,000 and $20,791,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At June 30, 2002, the Registrant's securities available for sale had an amortized cost of $20,416,000 and market value of $20,791,000. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2002, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FreddieMac"), Government National Mortgage Association ("GinnieMae"), and Federal National Mortgage Association ("FannieMae").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac, GinnieMae, and FannieMae make up a majority of the pass-through certificates market.

         At June 30, 2002, the Registrant's securities portfolio contained one security of an issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity. That security is a bank qualified triple A rated municipal general obligation bond with a book value of $1,960,000 and a market value of $2,031,000 at June 30, 2002.

Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.


                                                          At June 30,
                                                  ---------------------------
                                                   2002      2001      2000
                                                  -------   -------   -------
                                                        (In Thousands)

Securities held to maturity:
  Interest-bearing deposits in other financial $ 9,995 $ 7,375 $ 4,642 institutions
  U.S. government agency securities ...........        --       750     1,250
  FHLB stock ..................................     1,058     1,075       800
  Mortgage-backed securities ..................     1,397     1,595     2,089
                                                  -------   -------   -------
    Total securities held to maturity .........    12,450    10,795     8,781
                                                  -------   -------   -------
Securities available for sale:
  U.S. government and agency securities .......     5,098     2,933     8,129
  Common stock ................................        --       373        80
  Money fund securities .......................        17        20        26
  Mortgage-backed securities ..................     7,792     8,383     1,556
  Municipal bond obligations ..................     5,924     5,819        --
  Corporate bond obligations ..................     1,960     2,003        --
                                                  -------   -------   -------
    Total securities available for sale .......    20,791    19,531     9,791
                                                  -------   -------   -------
Total investment and mortgage-backed securities   $33,241   $30,326   $18,572
                                                  =======   =======   =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2002. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      At June 30, 2002
                              ------------------------------------------------------------------------------------------------------
                                Less than 1 year    1 to 5 years     Over 5 to 10 years   Over 10 years       Total Securities
                               -----------------  ----------------- ------------------- -----------------  -------------------------
                               Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying           Market
                                Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value    Yield    Value
                                -----     -----    -----     -----    -----     -----    -----     -----    -----    -----    -----
                                                    (Dollars in Thousands)
Securities held to maturity:
  Interest-bearing
    deposits in other
    financial institutions....  $ 9,995    1.68%  $    --       --%  $   --        --%  $    --       --%  $ 9,995    1.68%  $ 9,995
  FHLB stock..................    1,058    3.25        --       --       --        --        --       --     1,058    3.25     1,058
  Mortgage-backed securities..       --      --        --       --      295      6.91     1,102     7.30     1,397    7.22     1,450
                                -------  ------   -------   ------   ------      ----   -------     ----   -------    ----   -------
      Total securities
         held to maturity.....   11,053    1.83        --       --      295      6.91     1,102     7.30    12,450    2.43    12,503
                                -------  ------   -------   ------   ------      ----   -------     ----   -------    ----   -------

Securities available for sale:
  U.S. government and agency
     securities...............      731    3.90     2,536     4.93      515      6.00     1,316     6.46     5,098    5.29     5,098
  Money fund securities.......       --      --        --       --       17      4.42        --       --        17    4.42        17
  Mortgage-backed securities..       --      --       347     5.50      920      5.70     6,525     6.01     7,792    5.95     7,792
  Municipal bond obligations..       --      --        --       --       --        --     5,924     5.31     5,924    5.31(1)  5,924
  Corporate bond obligations..       --      --     1,960     5.85       --        --        --       --     1,960    5.85     1,960
                                -------  ------   -------   ------   ------      ----   -------     ----   -------    ----   -------
      Total securities
         available for sale...      731    3.90     4,843     5.81    1,452      6.52    13,765     6.55    20,791    5.60    20,791
                                -------  ------   -------   ------   ------      ----   -------     ----   -------    ----   -------

Total investment and
  mortgage-backed
  securities..................  $11,784    1.96%  $ 4,843     5.81%  $1,747      6.59%  $14,867     6.61%  $33,241    4.41%  $33,294
                                =======   =====   -======     ====   ======     =====    ======     ====    ======    ====   =======


(1)      Computed at actual value and not tax equivalent rate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2002, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2002.


                       Maturity Period                  Time Deposits
                       ---------------                  -------------
                                                       (In Thousands)

Within three months................................        $ 2,266
More than three through six months.................            612
More than six through nine months..................            321
Over nine months...................................         12,276
                                                           -------
         Total.....................................        $15,475
                                                           =======

Borrowings

         The Registrant may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2002, borrowings with the FHLB totalled $20,000,000, which were classified as long-term.

Employees

         At June 30, 2002, the Registrant had 70 full-time and 2 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2002 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk- based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2001, the average annual assessment rate was .0190% of insured deposits and, for 2002, the average annual assessment rate will be approximately .0175% of insured deposits.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2002, the Registrant's lending limit for loans to one borrower was approximately $2,532,000 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2002, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, except for certain mortgage servicing rights, and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2002, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2002, the Bank was in compliance with its QTL requirement, with 82.49%of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
-------  -----------------------

         (a)      Properties.

                  The Registrant operates from its main office and four branch offices.


                                                                     Year Leased
Locations                                  Leased or Owned           or Acquired
---------                                  ---------------           -----------

MAIN OFFICE:
  1015 Commerce Street                      Owned                       1984
  Wellsburg, West Virginia

BRANCH OFFICES:
  1409 Main Street                          Leased (1)                  1996
  Follansbee, West Virginia

  805 Main Street
  Wintersville, Ohio                        Leased (2)                  1997

  435 Main Street                           Owned                       2001
  Bridgeport, Ohio

  4000 Central Avenue                       Owned                       2001
  Shadyside, Ohio

  125 Dunbar Avenue                         Leased (3)                  2002
  Steubenville, Ohio

-----------------------
(footnotes on next page)

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

                  (3) The Bank holds a 20-year lease on the land in which a future branch office will be located. The Bank will own the branch building. The branch is expected to be open for business during the first quarter of the 2003 fiscal year.

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

         (c)      Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended June 30, 2002 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 7.  Financial Statements
-------  --------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with Accountants   On  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

         Set forth  below is  information  as of June 30,  2002 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                            EQUITY COMPENSATION PLAN INFORMATION

                                                (a)                      (b)                         (c)
                                                                                            NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES        WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                         TO BE ISSUED UPON        EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                            EXERCISE OF              OUTSTANDING          EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,       OPTIONS, WARRANTS         (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS           AND RIGHTS           REFLECTED IN COLUMN (A))
                                       --------------------          -----------          ------------------------

Equity compensation plans
approved by shareholders:

1998 Stock Option Plan..............          65,061                    $18.75                      43,384
Restricted Stock Plan...............              --                        --                       1,954

Equity compensation plans
not approved by
shareholders(1).....................             n/a                       n/a                         n/a
                                              ------                    ------                      ------

     TOTAL.........................           65,061                    $18.75                      45,338
                                              ======                    ======                      ======

---------------
(1)      Not applicable.


Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, List, and Reports on Form 8-K
--------  ---------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report.

               1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2002, together with the related notes and the independent auditors' report of S. R. Snodgrass, A.C. independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                    (a)   List of Exhibits:

                          3(i)   Certificate of Incorporation of Advance Financial Bancorp *
                          3(ii)  Amended Bylaws of Advance Financial Bancorp*****
                          4(i)   Specimen Stock Certificate *
                          4(ii)  Shareholder Rights Plan **
                         10      Employment Agreement between the Bank and Stephen M.
                                 Gagliardi ***
                         10.1    1998 Stock Option Plan ****
                         10.2    Restricted Stock Plan and Trust Agreement ****
                         13      Portions of the 2002 Annual Report to Stockholders
                         21      Subsidiaries of the Registrant (See "Item 1-
                                 Description of Business")
                         23      Consent of S.R. Snodgrass, A.C.
                         99      Certification  pursuant to 18 U.S.C. Section 1350,
                                 as adopted  pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002.

         (b)      Not Applicable.

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


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 24, 2002.

                           ADVANCE FINANCIAL BANCORP


                           By:   /s/ Stephen M. Gagliardi
                                 -----------------------------------------------
                                 Stephen M. Gagliardi
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 24, 2002.




/s/Stephen M. Gagliardi                                       /s/Dominic J. Teramana, Jr.
-----------------------------------------------               --------------------------------
Stephen M. Gagliardi                                          Dominic J. Teramana, Jr.
President, Chief Executive Officer and Director               Director
(Principal Executive Officer)



/s/John R. Sperlazza                                          /s/Kelly M. Bethel
-----------------------------------------------               --------------------------------
John R. Sperlazza                                             Kelly M. Bethel
Director                                                      Director


/s/William E. Watson                                          /s/Frank Gary Young
-----------------------------------------------               --------------------------------
William E. Watson                                             Frank Gary Young
Director                                                      Director


/s/James R. Murphy                                            /s/William B. Chesson
-----------------------------------------------               --------------------------------
James R. Murphy                                               William B. Chesson
Director                                                      Director


/s/Stephen M. Magnone                                         /s/Walker Peterson Holloway, Jr.
-----------------------------------------------               --------------------------------
Stephen M. Magnone                                            Walker Peterson Holloway, Jr.
Treasurer                                                     Director
(Principal Accounting Officer)
