Form 10KSB/A
period 2002-06-30
ADVANCE FINANCIAL BANCORP
filed 2002-10-15
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   June 30, 2002

                                       OR

[ ]  Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange Act of 1934 For the transition period from         to        .
                                                         -------    -------
Commission File No. 0-21885

                            Advance Financial Bancorp
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                     55-0753533
----------------------------------                       -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

1015 Commerce Street, Wellsburg, West Virginia                 26070
----------------------------------------------                 -----
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:           (304) 737-3531
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $14.7 million
                                                                   -------------

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

         This Amendment No. 1 on Form 10-KSB/A amends the annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed on September 24, 2002, to include the 302 Certifications from the principal executive officer and principal financial officer.

                            SECTION 302 CERTIFICATION


     I, Stephen M. Gagliardi, President and Chief Executive Officer, certify that:

1. I have reviewed the annual report on Form 10-KSB of Advance Financial Bancorp filed on September 24, 2002 ("this annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002                    /s/Stephen M. Gagliardi
                                          --------------------------------------
                                          Stephen M. Gagliardi
                                          President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Stephen M. Magnone, Treasurer, certify that:

1. I have reviewed the annual report on Form 10-KSB of Advance Financial Bancorp filed on September 24, 2002 ("this annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002                       /s/Stephen M. Magnone
                                             -----------------------------------
                                             Stephen M. Magnone
                                             Treasurer
                                             (Principal Accounting Officer)