Form 10QSB
period 2002-09-30
ADVANCE FINANCIAL BANCORP
filed 2002-11-12
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20552
                                   FORM 10QSB


{x} QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCAHANGE
     ACT


      For the transition period from _______________to__________________


                         Commission file Number 0-21885
                         ------------------------------


                            Advance Financial Bancorp
                            -------------------------
             (Exact name of registrant as specified in its charter)


       Deleware                                           55-0753533
------------------------------                 ---------------------------------
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

    Class:  Common Stock, par value $.10 per share
    Outstanding at November 10, 2002:  932,285

                            Advance Financial Bancorp

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

                Consolidated Balance Sheet (Unaudited)  as of
                September 30, 2002 and June 30, 2002                         3

                Consolidated Statement of Income (Unaudited)
                For the Three Months ended September 30, 2002 and 2001       4

                Consolidated Statement of Cash Flows (Unaudited)
                For the Three Months ended September 30, 2002 and 2001       5

                Notes to the Unaudited Consolidated Financial Statements   6-8


       Item 2 - Management's Discussion and Analysis                       9-15

       Item 3 - Control and Procedures                                      16


Part II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                           17

       Item 2 - Changes in Securities                                       17

       Item 3 - Default Upon Senior Securities                              17

       Item 4 - Submissions of Matters to a vote of Security Holders        17

       Item 5 - Other Information                                           17

       Item 6 - Exhibits and Reports on Form 8-K                            17

SIGNATURES

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                 SEPTEMBER 30,             JUNE 30,
                                                                                     2002                   2002
                                                                                 -------------         -------------

Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                           $  2,074,023          $  1,775,051
       Interest bearing deposits with other institutions                           14,211,239             9,995,389
                                                                                 -------------         -------------
          Total cash and cash equivalents                                          16,285,262            11,770,440
                                                                                 -------------         -------------

     Investment securities:
       Securities available for sale                                               12,882,880            12,999,362

     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,310,417 and $1,449,641)        1,260,519             1,396,306
       Securities available for sale                                                7,509,511             7,791,566
                                                                                 -------------         -------------
          Total mortgage-backed securities                                          8,770,030             9,187,872
                                                                                 -------------         -------------

     Loans held for sale                                                                    -               578,647
     Loans receivable,  (net of allowance for loan losses
          of $885,013 and $969,088 )                                              176,557,416           172,145,867
     Office properties and equipment, net                                           4,682,105             3,901,592
     Federal Home Loan Bank Stock, at cost                                          1,058,100             1,058,100
     Accrued interest receivable                                                    1,157,267             1,160,312
     Other assets                                                                   1,449,938             1,502,749
                                                                                 -------------         -------------
          TOTAL ASSETS                                                           $222,842,998          $214,304,941
                                                                                 =============         =============
Liabilities:
     Deposits                                                                    $182,594,646          $175,058,743
     Advances from Federal Home Loan Bank                                          20,000,000            20,000,000
     Advance payments by borrowers for taxes and insurance                            247,931               404,220
     Accrued interest payable and other liabilities                                 1,164,092               618,232
                                                                                 -------------         -------------
          TOTAL LIABILITIES                                                       204,006,669           196,081,195
                                                                                 -------------         -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                            -                     -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                          108,445               108,445
     Additional paid in capital                                                    10,397,493            10,380,430
     Retained earnings - substantially restricted                                  10,704,757            10,274,004
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                 (315,704)             (337,394)
     Unallocated shares held by Restricted Stock Plan (RSP)                          (212,273)             (215,775)
     Treasury Stock (152,165 shares at cost)                                       (2,233,265)           (2,233,265)
     Accumulated other comprehensive income                                           386,876               247,301
                                                                                 -------------         -------------
          TOTAL STOCKHOLDERS' EQUITY                                               18,836,329            18,223,746
                                                                                 -------------         -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $222,842,998          $214,304,941
                                                                                 =============         =============


   See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                                                          THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          2002             2001
                                                                                      -----------     ------------

INTEREST AND DIVIDEND INCOME
    Loans                                                                             $3,178,795       $2,847,990
    Investment securities                                                                156,901          168,339
    Interest-bearing deposits with other institutions                                     42,258           50,107
    Mortgage-backed securities                                                           123,564          154,264
    Dividends on Federal Home Loan Bank Stock                                              8,668           21,154
                                                                                      -----------     ------------
         Total interest and dividend income                                            3,510,186        3,241,854
                                                                                      -----------     ------------
INTEREST EXPENSE
    Deposits                                                                           1,383,869        1,532,529
    Advances from Federal Home Loan Bank                                                 292,738          295,187
                                                                                      -----------     ------------
         Total interest expense                                                        1,676,607        1,827,716
                                                                                      -----------     ------------

NET INTEREST INCOME                                                                    1,833,579        1,414,138

Provision for loan losses                                                                 49,200           66,300
                                                                                      -----------     ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    1,784,379        1,347,838
                                                                                      -----------     ------------

NONINTEREST INCOME
    Service charges on deposit accounts                                                  152,590          135,694
    Income from loan servicing activity                                                   66,235           25,652
    Gain on sale of loans                                                                 94,926           32,379
    Loss on sale of repossessed assets                                                  (12,539)                -
    Other income                                                                         102,529           76,142
                                                                                      -----------     ------------
         Total noninterest income                                                        403,741          269,867
                                                                                      -----------     ------------
NONINTEREST EXPENSE
    Compensation and employee benefits                                                   614,726          524,730
    Occupancy and equipment                                                              251,811          196,675
    Professional fees                                                                     36,016           31,702
    Advertising                                                                           26,795           21,105
    Data processing charges                                                               79,017           64,305
    Other expenses                                                                       347,476          278,500
                                                                                      -----------     ------------
         Total noninterest expenses                                                    1,355,841        1,117,017
                                                                                      -----------     ------------

Income before income taxes                                                               832,279          500,688
Income taxes                                                                             306,899          197,852
                                                                                      -----------     ------------

Income before extaordinary item                                                          525,380          302,836
Extraordinary item- Excess over cost on net assets acquired in merger                          -          201,206
                                                                                      -----------     ------------
Net Income                                                                               525,380          504,042
                                                                                      ===========     ============

EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
         Basic                                                                        $      .58      $       .34
         Diluted                                                                      $      .58      $       .34

EARNINGS PER SHARE - NET INCOME
         Basic                                                                        $      .58      $       .57
         Diluted                                                                      $      .58      $       .57



   See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    2002             2001
                                                                                ------------     ------------

OPERATING ACTIVITIES
     Net Income                                                                 $    525,380     $   504,042
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and accretion, net                               87,212         149,969
          Provision for loan losses                                                   49,200          66,300
          Gain on sale of loans                                                      (94,926)        (32,379)
          Loss on sale of repossessed assets                                          12,539               -
          Extraordinary gain on net assets acquired in merger                              -        (201,206)
          Origination of loans held for sale                                      (7,654,419)     (4,693,270)
          Proceeds from the sale of loans                                          8,327,992       2,954,042
          Increase in other assets and liabilities                                   363,707         134,093
                                                                                ------------     ------------
               Net cash provided by (used in) operating activities                 1,616,685      (1,118,409)
                                                                                ------------     ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
          Maturities and repayments                                                       -          250,000
     Investment securities available for sale:
          Purchases                                                              (2,004,133)        (256,808)
          Maturities and repayments                                               2,300,550        3,343,200
     Mortgage-backed securities held to maturity:
          Maturities and repayments                                                 135,440          113,740
     Mortgage-backed securities available for sale:
          Purchases                                                              (1,000,050)               -
          Maturities and repayments                                               1,310,210          683,653
     Purchase of Federal Home Loan Bank Stock                                             -         (115,000)
     Sale of Federal Home Loan Bank Stock                                                 -          445,900
     Net increase in loans                                                       (4,210,749)      (1,092,113)
     Purchases of premises and equipment                                           (906,701)         (73,952)
                                                                                ------------     ------------
               Net cash (used in) provided by investing activities               (4,375,433)       3,298,620
                                                                                ------------     ------------
FINANCING ACTIVITIES
     Net increase in deposits                                                     7,535,903          768,242
     Net change in advances for taxes and insurance                                (156,289)           3,845
     Net cash purchase of OSFS stock                                                      -       (6,041,007)
     Cash dividends paid                                                           (106,044)         (86,838)
                                                                                ------------     ------------
               Net cash provided by (used in) financing activities                7,273,570       (5,355,758)
                                                                                ------------     ------------
               Increase (decrease) in cash and cash equivalents                   4,514,822       (3,175,547)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 11,770,440        8,553,178
                                                                                ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       16,285,262        5,377,631
                                                                                ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest on deposits and borrowings                                   $ 1,688,127      $ 1,837,498
          Income taxes                                                          $   285,000      $   160,230



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2003 or any other interim period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 2002 and related notes which are included on the Form 10-KSB (file no. 0-21885).


NOTE 2 - EARNINGS PER SHARE

There were no convertible securities, which would affect the denominator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                         Three Months Ended
                                                            September 30

                                                      2002              2001
                                                  ------------      ------------

Weighted-average common shares outstanding          1,084,450        1,084,450
Average treasury stock shares                        (152,165)        (152,165)
Average unearned ESOP and RSP shares                  (42,382)         (49,712)
                                                   -----------      -----------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share                889,903          882,573

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                              -                -
                                                   -----------     ------------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share           889,903          882,573
                                                   ===========     ============

NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three months ended September 30, 2002, comprehensive income totaled $664,955. For the three months ended September 30, 2001, comprehensive income totaled $733,171.

NOTE 4 - EXTRAORDINARY ITEM

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

NOTE 5 - BRANCH DEVELOPMENT

On October 28, 2002, the Company entered into a purchase and assumption agreement to acquire the deposits of Second National Bank of Warren's two Steubenville Ohio branches. The assumption includes approximately $92 million in deposits, loans of $135,000 and real and personal property with a value of approximately $450,000. The Company is paying a premium of approximately $6,000,000 for the deposits. The deposit and branch acquisition is subject to the approval of regulatory authorities.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution, except those between two or more mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. In accordance with Statement 147, if previously acquired branches that meet the definition of a business combination as defined in Emerging Issues Task Force Issue No. 98-3, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement. Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

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

OVERVIEW
--------

On September 18, 2002, the Company began operations in its newly constructed de novo branch located in the Hollywood Plaza in Steubenville, Ohio. This full service branch is staffed by seven full time employees. The total cost of the facility totaled approximately $800,000 and was paid for with cash from current operations.

On October 28, 2002, the Company entered into a purchase and assumption agreement to acquire the deposits of Second National Bank of Warren's two Steubenville, Ohio branches. The assumption includes approximately $92 million in deposits, loans of $135,000 and real and personal property with a value of approximately $450,000. The Company is paying a premium on the deposits of approximately $6,000,000. The deposit and branch acquisition is subject to the approval of the regulatory authorities. It is anticipated that the transaction will close by the end of the Company's second fiscal quarter of 2003.

The company expects that its noninterest expense in fiscal 2003 will increase due to the costs associated with opening the three branches.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002
-------------------------------------------------------------------------

The Company's total assets increased by approximately $8,538,000 to $222,842,998 at September 30, 2002, from $214,304,941 at June 30, 2002. Interest Bearing deposits with other institutions increased $4,200,000 and net loans increased $4,412,000 for the three-month period. These increases have been funded primarily by an increase in longer-term certificate of deposit products.

Loans receivable, net increased $4,412,000 to $176,557,416 at September 30, 2002 from $172,145,867 at June 30, 2002. The increase in net loans consist primarily of one-to-four family mortgages, automobile dealer floor plan loans and dealer originated automobile loans which increased $1,208,000, $1,736,000 and $1,639,000, respectively.

Office properties and equipment, net increased $781,000 to $4,682,105 at September 30, 2002 from $3,901,592 at June 30, 2002. The increase is primarily the result of the construction and furnishing of the de novo branch facility in the Hollywood Plaza in Steubenville, Ohio that open for business on September 18, 2002.

Deposits increased $7,536,000 to $182,594,646 at September 30, 2002 from $175,058,743 at June 30, 2002. The increase is primarily the result of an increase in longer-term certificate of deposit products. The certificate increases are spread primarily between the two year special and 5 and 7 year term products. The increases in these longer term products is reflective of customer's desire to obtain a higher rate of return than shorter duration products can provide in this current interest rate environment.

Stockholders' Equity increased approximately $613,000 to $18,836,329 at September 30, 2002 from $18,223,746 at June 30, 2002. This increase was the result of net income of $525,000 for the period, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $54,000 and an increase in the net unrealized gain on securities of $140,000. These increases were offset by the payment of cash dividends of $106,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2002 AND 2001
-------------

Net interest income increased $419,000 or 29.66%, to $1,834,000 for the three months ended September 30, 2002 from $1,414,000 for the comparable period ended 2001. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended September 30, 2002 increased to 3.21% from 2.93% for the comparable period ended 2001. The 28 basis point increase in the net interest rate spread for the three month period was primarily due to a 141 basis point decline in average cost of funds which was offset by a 113 basis point decline in average yields on assets. See "Average Balance Sheet" for the three-month periods ended September 30, 2002 and 2001.

The provision for loan losses decreased $17,000 to $49,000 for the three months ended September 30, 2002 from $66,000 for the comparable period ended 2001. The decrease in the provision for loan losses was precipitated by a decrease in nonperforming loans of $412,000 from June 30, 2002. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. The evaluation is performed by senior members of management with years of lending and review experience. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, political trends effecting local industry and business development and other known factors which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may effect the local economy and more specifically the individual businesses. During this evaluation, the individual loans are evaluated quarterly by senior members of management for impairment as prescribed under SFAS No. 114, "Accounting by Creditors for Impairment of a loan". Impairment losses are assumed when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by a loan's observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan's effective interest rate. This data on impairment is combined with the other data used for homogenous loans and is used by the classified asset committee in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which, may be realized in the future and that additional provision for loan losses will not be required. See "Risk Elements".

Noninterest income increased $134,000 or 49.61%, to $404,000 for the three months ended September 30, 2002 from $270,000 for the comparable period ended 2001 For the three month period ended September 30, 2002, miscellaneous fees and fees on deposit accounts increased by $26,000 and $17,000, respectively, as a result of an increase in core customers and related activity. For the three month period ended September 30, 2002, gains on sales of fixed rate loans and related loan servicing activity income increased $63,000 and $40,000, respectively due to the current fixed rate mortgage loan environment in comparison to the comparable period ended 2001. The gains of the sales of fixed rate loans and related loan servicing activity income for the three month period ended September 30, 2002, are not necessarily indicative of anticipated trends for the remainder of the fiscal year ended June 30, 2003.

Noninterest expense increased $239,000 or 21.38%, to $1,356,000 for the three months ended September 30, 2002, from $1,117,000 for the comparable 2001 period. For the three month period ended September 30, 2002, compensation and employee benefits increased $90,000. This increase includes increases in wages and benefits paid of $58,000 due to the hiring of thirteen (13) new employees to operate the two branches created by the merger with OSFS on September 7, 2001. Also, the increase is the due to an additional cost of living increase for other full time employees. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $81,000 for the three month period ended September 30, 2002. Such increase is primarily due to the operation of the two branches created by the merger with OSFS in September 2001. For the three month period ended September 30, 2002, other expenses have increased $69,000. The increase in other expense is due to an increase in supplies, communications and postage of $17,000, in fees paid for ATM and consumer card usage of $12,000, and in fees paid to the Federal Reserve for item processing of $2,000 for the three month period. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers created primarily by the merger with OSFS in September 2001. Board of directors fees have increased $19,000 for the three month period due primarily to the retirement of one director on July 1, 2002 and the accrual of the estimated compensation package as an honorarium of that director's many years of service to the Company. Expenses related to Other Real Estate and Repossessed assets increased $16,000 for the three month period due to the increased activity in these areas. Also, state franchise taxes have increased $4,000 for the three month period due to the increase in the company's capital subject to Ohio Bank Franchise Tax.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2002, the Company had commitments to fund loans of approximately $1,259,340. These loan commitments are expected to be funded by October 31, 2002.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2002, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 12.86%, 12.26%, 8.09% and 11.84%, 11.24%, and 7.44%, respectively, at
September 30, 2002.

RATE/VOLUME ANALYSIS

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume and
(ii) changes in rate. Changes not solely attributable to rate or volume, are allocated to changes in rate due to rate sensitivity of interest-earning assets and interest-bearing liabilities.


                                                              Period Ended September 30,
                                                    -----------------------------------------------
                                                         2002            vs             2001
                                                    -----------------------------------------------
                                                                   Increase (Decrease)
                                                                       Due to
                                                    -----------------------------------------------
                                                        Volume          Rate             Net
                                                    -----------------------------------------------

Interest Income:
    Loans                                                 $805,679      $(474,874)        $330,805
    Investments                                             60,948       (123,421)         (62,473)
                                                    -----------------------------------------------
      Total interest-earning assets                        866,627       (598,295)         268,332
                                                    -----------------------------------------------
Interest Expense
    Core Deposits                                          152,960       (107,904)          45,056
    Certificates of Deposit                                270,149       (463,865)        (193,716)
    FHLB Borrowings                                         (2,449)        -                (2,449)
                                                    -----------------------------------------------
      Total interest-bearing liabilities                   420,660       (571,769)        (151,109)
                                                    -----------------------------------------------

Net change in interest income                             $445,967       $(26,526)        $419,441
                                                    ===============================================



Average Balance Sheet for the Three-Month Period ended September 30
-------------------------------------------------------------------

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



                                                                                     Period Ended September 30,
                                                      ----------------------------------------------------------------------
                                                                    2002                                2001
                                                      --------------------------------     ---------------------------------
                                                      Average                Average       Average                Average
                                                      Balance    Interest   Yield/Cost     Balance    Interest   Yield/Cost
                                                      --------   --------   ----------     --------   --------   ----------

Interest-earning assets:
  Loans receivable (1)                                $174,754    $3,179       7.28%       $136,211     $2,848      8.36%
  Investment securities (2)                             24,791       208       3.35%         19,094        240      5.02%
  Mortgage-backed securities                             8,994       123       5.50%          9,663        154      6.39%
                                                      ---------  --------   --------       ---------   --------   -------
     Total interest-earning assets                     208,539     3,510       6.73%        164,968      3,242      7.86%
                                                                 --------   --------                   --------   -------
Non-interest-earning assets                              8,942                                7,152
                                                      ---------                            ---------
     Total assets                                     $217,481                             $172,120
                                                      =========                            =========

Interest-bearing liabilities:
  Interest-bearing demand deposits                     $29,340       145       1.98%        $21,043        142      2.69%
  Certificates of deposit                              105,353     1,053       4.00%         86,604      1,247      5.76%
  Savings deposits                                      35,727       186       2.08%         20,683        144      2.79%
  FHLB borrowings                                       20,000       293       5.85%         20,000        295      5.90%
                                                      ---------  --------   --------       ---------   --------   -------
     Total interest-bearing liabilities                190,420     1,677       3.52%        148,330      1,828      4.93%
                                                                 --------   --------                   --------   -------
Non-interest bearing liabilities                         8,555                                7,244
                                                      ---------                            ---------
     Total liabilities                                 198,975                              155,574
Stockholders' equity                                    18,506                               16,546
                                                      ---------                            ---------
     Total liabilities and stockholders'
       equity                                         $217,481                             $172,120
                                                      =========                            =========

Net interest income                                              $ 1,833                               $ 1,414
                                                                 ========                              ========
Interest rate spread (3)                                                       3.21%                                2.93%
                                                                            ========                             ========

Net Yield on interest-earning assets (4)                                       3.52%                                3.43%
                                                                            ========                             ========
Ratio of average interest-earning assets  to
  average interest-bearing liabilities                                       109.52%                              111.22%
                                                                            ========                             ========



--------------------------------------------------------------------------------

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


                                                          September 30,   June 30,
                                                              2002          2002
                                                          -----------   ------------

Loans on a nonaccrual basis                                   $  689        $   864
Loans past due 90 days or more and still accruing                911          1,148
                                                          -----------   ------------
         Total nonperforming loans                             1,600          2,012
                                                          -----------   ------------

Other real estate                                                647            645
Repossessed assets                                                19             18
                                                          -----------   ------------
         Total nonperforming assets                           $2,266         $2,675
                                                          -----------   ------------


Nonperforming loans as a percentage of total net loans         0.91%          1.17%
                                                          ==========    ===========

Nonperforming assets as a percentage of total assets           1.02%          1.25%
                                                          ==========    ===========

Allowance for loan losses to nonperforming loans              55.31%         48.16%
                                                          ==========    ===========



Nonaccrual loans consist of $518,746 in one to four family residential mortgages, $41,352 in multi-family mortgages and $128,877 in non-residential real estate mortgages at September 30, 2002.

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

As of September 30, 2002, the total investment in impaired loans was $784,892, and such amount was subject to a specific allowance for loan losses of $35,000. The average investment in the impaired loans for the three-month period ended September 30, 2002 was $837,535. The interest income potential based upon the original terms of the contracts of these impaired loans was $18,061 for the three-month period ended September 30, 2002. A total of $16,773 of interest income has been recognized for the three month period ended September 30, 2002.

During the quarter ended September 30, 2002, the company foreclosed upon a loan with a balance of $102,228 that was classified as impaired at June 30, 2002. As a result of the foreclosure action, the asset collaterallizing this loan was added to "Other Real Estate" in the amount of $75,000, which resulted in a write down to the allowance for loan losses during the period ended September 30, 2002 of $27,517.

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

The following is a breakdown of the loan portfolio composition at September 30, 2002 and June 30, 2002:

                                          September 30,           June 30,
                                               2002                 2002
                                         -----------------    -----------------
Mortgage loans:
           1-4 family                         $92,871,404          $91,663,131
           Multi-family                         7,226,421            6,864,328
           Non-residential                     34,060,252           36,146,830
           Construction                         3,878,478            4,338,936
                                         -----------------    -----------------
                                              138,036,555          139,013,225
                                         -----------------    -----------------
Consumer Loans:
           Home Improvement                       965,020              943,384
           Automobile                          19,277,572           17,176,464
           Share loans                          1,592,580            1,589,842
           Other                                2,709,473            2,613,244
                                         -----------------    -----------------
                                               24,544,645           22,322,934
                                         -----------------    -----------------

                                         -----------------    -----------------
Commercial Loans                               17,554,328           14,824,483
                                         -----------------    -----------------
Less:
           Loans in process                     2,599,897            2,961,044
           Net deferred loan fees                  93,202               84,643
           Allowance for loan losses              885,013              969,088
                                         -----------------    -----------------
                                                3,578,112            4,014,775
                                         -----------------    -----------------
                Total                        $176,557,416         $172,145,867
                                         =================    =================

CONTROLS AND PROCEDURES
-----------------------

(1) Evaluation of disclosure controls and procedures - Based on their evaluation
    ------------------------------------------------
as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(2)  Changes in  internal  controls - There were no  significant  changes in the
     ------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         (a)  List of Exhibits:

               3(i)  Certificate of Incorporation  of Advance  Financial
                       Bancorp *
               3(ii) Amended Bylaws of Advance Financial Bancorp *****
               4(i)  Specimen Stock Certificate *
               4(ii) Shareholders Rights Plan **
               10 Employment Agreement between the Bank and Stephen M. Gagliardi ***
               10.1  1998 Stock Option Plan ****
               10.2  Restricted Stock Plan and Trust Agreement ****
               99 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

                                      Advance Financial Bancorp



Date:  November 12, 2002              By:  /s/ Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer



Date:  November 12, 2002              By:  /s/ Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Financial Officer)

                            SECTION 302 CERTIFICATION


     I,   Stephen M. Gagliardi, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advance Financial Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                    /s/ Stephen M. Gagliardi
      -----------------------------        -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Stephen M. Magnone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advance Financial Bancorp ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                      /s/ Stephen M. Magnone
      -----------------------------          -----------------------------------
                                             Stephen M. Magnone
                                             Treasurer (Chief Financial Officer)