Form 10QSB
period 2002-12-31
ADVANCE FINANCIAL BANCORP
filed 2003-02-13
CIK 1023398

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

                            Advance Financial Bancorp
                            -------------------------

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


Delaware                                                 55-0753533
--------                                                 ----------
(State or jurisdiction of                      (IRS Employer Identification No.)
  incorporation or organization)

                    1015 Commerce Street, Wellsburg, WV 26070
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (304) 737-3531
                                 --------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected to such filing requirements for the past 90 days. Yes  x   No
                                                                ---     ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:  Common Stock, par value $.10 per share
        Outstanding at February 1, 2003:   932,285

                            Advance Financial Bancorp

                                      Index

                                                                                Page
                                                                               Number
                                                                               ------

Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                   Consolidated Balance Sheet ( Unaudited) as of
                      December 31, 2002 and June 30, 2002                        3

                   Consolidated Statement of Income (Unaudited)
                       For the Three Months ended December 31, 2002 and 2001     4

                   Consolidated Statement of Income (Unaudited)
                       For the Six Months ended December 31, 2002 and 2001       5

                   Consolidated Statement of Cash Flows (Unaudited)
                   For the Six Months ended December 31, 2002 and 2001           6

                   Notes to the Unaudited Consolidated Financial Statements      7-10


          Item 2 - Management's Discussion and Analysis                         10-18


          Item 3 - Controls and Procedures                                      19


Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                           20

           Item 2 - Changes in Securities and Use of Proceeds                   20

           Item 3 - Default Upon Senior Securities                              20

           Item 4 - Submissions of Matters to a Vote of Security Holders        20

           Item 5 - Other Information                                           20

           Item 6 - Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                                      22

SECTION 302 CERTIFICATIONS                                                      23-24


                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                DECEMBER 31,       JUNE 30,
                                                                                    2002             2002
                                                                               -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                         $   2,023,295    $   1,775,051
       Interest bearing deposits with other institutions                           5,510,165        9,995,389
                                                                               -------------    -------------
          Total cash and cash equivalents                                          7,533,460       11,770,440
                                                                               -------------    -------------
     Investment securities:
       Securities held to maturity (fair value of $4,598,104 and $ -0-)            4,588,093                -
       Securities available for sale                                              12,304,664       12,999,362
                                                                               -------------    -------------
          Total investment securities                                             16,892,757       12,999,362
                                                                               -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $1,145,853 and $1,449,641)       1,100,755        1,396,306
       Securities available for sale                                               9,305,268        7,791,566
                                                                               -------------    -------------
          Total mortgage-backed securities                                        10,406,023        9,187,872
                                                                               -------------    -------------

     Loans held for sale                                                             848,325          578,647
     Loans receivable,  (net of allowance for loan losses
          of $977,624 and $969,088 )                                             188,938,966      172,145,867
     Office properties and equipment, net                                          4,722,956        3,901,592
     Federal Home Loan Bank Stock, at cost                                         1,430,300        1,058,100
     Accrued interest receivable                                                   1,094,200        1,160,312
     Other assets                                                                  1,880,020        1,502,749
                                                                               -------------    -------------
          TOTAL ASSETS                                                         $ 233,747,007    $ 214,304,941
                                                                               =============    =============
Liabilities:
     Deposits                                                                  $ 186,442,544    $ 175,058,743
     Advances from Federal Home Loan Bank                                         20,000,000       20,000,000
     Other borrowings                                                              7,200,000                -
     Advance payments by borrowers for taxes and insurance                           439,173          404,220
     Accrued interest payable and other liabilities                                  600,426          618,232
                                                                               -------------    -------------
          TOTAL LIABILITIES                                                      214,682,143      196,081,195
                                                                               -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                           -                -
     Common stock, $.10 par value; 2,000,000 shares
          authorized 1,084,450 shares issued                                         108,445          108,445
     Additional paid in capital                                                   10,416,139       10,380,430
     Retained earnings - substantially restricted                                 10,948,877       10,274,004
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (294,014)        (337,394)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (208,771)        (215,775)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                          327,453          247,301
                                                                               -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                              19,064,864       18,223,746
                                                                               -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 233,747,007    $ 214,304,941
                                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              2002           2001
                                                          -----------    -----------
INTEREST AND DIVIDEND INCOME
      Loans                                               $ 3,160,482    $ 3,182,927
      Investment securities                                   161,738        152,379
      Interest-bearing deposits with other institutions        39,002         28,291
      Mortgage-backed securities                              117,386        149,386
      Dividends on Federal Home Loan Bank Stock                 9,198         17,247
                                                          -----------    -----------

         Total interest and dividend income                 3,487,806      3,530,230
                                                          -----------    -----------
INTEREST EXPENSE
      Deposits                                              1,379,767      1,581,671
      Advances from Federal Home Loan Bank                    292,738        292,738
                                                          -----------    -----------

         Total interest expense                             1,672,505      1,874,409
                                                          -----------    -----------

NET INTEREST INCOME                                         1,815,301      1,655,821

Provision for loan losses                                     105,000         82,800
                                                          -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,710,301      1,573,021
                                                          -----------    -----------
NONINTEREST INCOME
      Service charges on deposit accounts                     151,989        134,649
      Income from loan servicing activity                       8,553         76,579
      Gain on sale of loans                                    68,976        111,510
      Gain on sale of fixed assets                                  -          3,120
      Loss on sale of repossessed assets                         (950)             -
      Other income                                             72,020         63,771
                                                          -----------    -----------

         Total noninterest income                             300,588        389,629
                                                          -----------    -----------
NONINTEREST EXPENSE
      Compensation and employee benefits                      627,639        596,722
      Occupancy and equipment                                 271,001        214,138
      Professional fees                                        38,404         37,939
      Advertising                                              57,492         39,705
      Data processing charges                                  87,093         83,471
      Other expenses                                          332,962        322,823
                                                          -----------    -----------

         Total noninterest expenses                         1,414,591      1,294,798
                                                          -----------    -----------

Income before income taxes                                    596,298        667,852
Income taxes                                                  234,719        243,903
                                                          -----------    -----------
Net Income                                                $   361,579    $   423,949
                                                          ===========    ===========

EARNINGS PER SHARE - NET INCOME
         Basic                                            $       .42    $       .48
         Diluted                                          $       .42    $       .48

See accompanying notes to the unaudited consolidated financial statements.

                      ADVANCE FINANCIAL BANCORP
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                            2002           2001
                                                                        -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans                                                               $ 6,339,277    $ 6,030,917
    Investment securities                                                   318,639        320,718
    Interest-bearing deposits with other institutions                        81,260         78,398
    Mortgage-backed securities                                              240,950        303,650
    Dividends on Federal Home Loan Bank Stock                                17,866         38,401
                                                                        -----------    -----------

        Total interest and dividend income                                6,997,992      6,772,084
                                                                        -----------    -----------
INTEREST EXPENSE
    Deposits                                                              2,763,636      3,114,200
    Advances from Federal Home Loan Bank                                    585,476        587,925
                                                                        -----------    -----------

        Total interest expense                                            3,349,112      3,702,125
                                                                        -----------    -----------

NET INTEREST INCOME                                                       3,648,880      3,069,959

Provision for loan losses                                                   154,200        149,100
                                                                        -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       3,494,680      2,920,859
                                                                        -----------    -----------
NONINTEREST INCOME
    Service charges on deposit accounts                                     304,579        270,343
    Income from loan servicing activity                                      74,788        102,231
    Gain on sale of loans                                                   163,902        143,889
    Gain on sale of fixed assets                                                  -          3,120
    Loss on sale of repossessed assets                                      (13,489)             -
    Other income                                                            174,549        139,913
                                                                        -----------    -----------

        Total noninterest income                                            704,329        659,496
                                                                        -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                                    1,242,365      1,121,452
    Occupancy and equipment                                                 522,812        410,813
    Professional fees                                                        74,420         69,641
    Advertising                                                              84,287         60,810
    Data processing charges                                                 166,110        147,776
    Other expenses                                                          680,438        601,323
                                                                        -----------    -----------

        Total noninterest expenses                                        2,770,432      2,411,815
                                                                        -----------    -----------

Income before income taxes                                                1,428,577      1,168,540
Income taxes                                                                541,618        441,755
                                                                        -----------    -----------

Income before extaordinary item                                             886,959        726,785
Extraordinary item- Excess over cost on net assets acquired in merger             -        201,206

                                                                        -----------    -----------
Net Income                                                              $   886,959    $   927,991
                                                                        ===========    ===========

EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
        Basic                                                           $      1.00    $       .82
        Diluted                                                         $      1.00    $       .82

EARNINGS PER SHARE - NET INCOME
        Basic                                                           $      1.00    $      1.05
        Diluted                                                         $      1.00    $      1.05

See accompanying notes to the unaudited consolidated financial statements.

                          ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                        2002            2001
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                    $    886,959    $    927,991
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                  248,523         287,366
         Provision for loan losses                                      154,200         149,100
         Gain on sale of loans                                         (163,902)       (143,889)
         Gain on sale of fixed assets                                         -          (3,120)
         Loss on sale of repossessed assets                              13,489               -
         Extraordinary gain on net assets acquired in merger                  -        (201,206)
         Origination of loans held for sale                         (12,432,512)    (12,327,844)
         Proceeds from the sale of loans                             12,326,736      12,107,282
         (Increase) decrease in net other assets and liabilities       (523,210)        357,037
                                                                   ------------    ------------

              Net cash provided by operating activities                 510,283       1,152,717
                                                                   ------------    ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                   (4,588,093)              -
         Maturities and repayments                                            -         750,000
     Investment securities available for sale:
         Purchases                                                   (3,507,886)       (260,722)
         Maturities and repayments                                    4,304,400       3,856,504
     Mortgage-backed securities held to maturity:
         Maturities and repayments                                      294,720         238,679
     Mortgage-backed securities available for sale:
         Purchases                                                   (3,723,622)     (1,508,800)
         Maturities and repayments                                    2,226,008       1,634,579
     Purchase of Federal Home Loan Bank Stock                          (372,200)       (115,000)
     Sale of Federal Home Loan Bank Stock                                     -         445,900
     Net increase in loans                                          (16,697,299)     (6,684,447)
     Purchases of premises and equipment                             (1,089,957)       (177,492)
                                                                   ------------    ------------

              Net cash used in investing activities                 (23,153,929)     (1,820,799)
                                                                   ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                        11,383,801       6,191,773
     Increase in long term borrowings                                 7,200,000               -
     Net change in advances for taxes and insurance                      34,953         150,422
     Net cash purchase of stock in merger                                     -      (6,041,007)
     Cash dividends paid                                               (212,088)       (191,044)
                                                                   ------------    ------------
              Net cash provided by financing activities              18,406,666         110,144
                                                                   ------------    ------------

             Decrease in cash and cash equivalents                   (4,236,980)       (557,938)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     11,770,440       8,553,178
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  7,533,460    $  7,995,240
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                       $  3,366,719    $  3,719,295
         Income taxes                                              $    640,000    $    492,000


See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Advance Financial Bancorp (the "Company"), includes its wholly-owned subsidiaries, Advance Financial Savings Bank (the "Bank") and Advance Statutory Trust I (the "Trust") and the Bank's wholly-owned service corporation subsidiary, Advance Financial Service
Corporation of West Virginia. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2003 or any other period.

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


                                                          Six Months Ended
                                                             December 31,
                                                             (Unaudited)
                                                      2002                2001
                                                   -----------      ------------

Weighted-average common shares outstanding          1,084,450        1,084,450
Average treasury stock shares                        (152,165)        (152,165)
Average unearned ESOP and RSP shares                  (41,659)         (48,989)
                                                    ---------        ---------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share                890,626          883,296

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                              -                -
                                                    ---------        ---------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share           890,626          883,296
                                                    =========        =========

                                                        Three Months Ended
                                                            December 31
                                                            (Unaudited)
                                                       2002            2001
                                                  -------------  ---------------

Weighted-average common shares outstanding         1,084,450        1,084,450
Average treasury stock shares                       (152,165)        (152,165)
Average unearned ESOP and RSP shares                 (40,213)         (47,543)
                                                   ---------        ---------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share               892,072          884,742

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                             -                -
                                                   ---------        ---------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share          892,072          884,742
                                                   =========        =========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three and six months ended December 31, 2002, comprehensive income totaled $302,156 and $967,111, respectively. For the three and six months ended December 31, 2001, comprehensive income totaled $232,687 and $965,858, respectively.

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

NOTE 5 - BRANCH DEVELOPMENT

On October 28, 2002, the Company entered into a purchase and assumption agreement to acquire the deposits of Second National Bank of Warren's two Steubenville, Ohio branches. The acquisition includes approximately $89 million in deposits, $85,000 in loans and real and personal property with a value of approximately $450,000. The Company is paying a premium of approximately $6 million for the deposits. The transaction was completed as of the close of business February 7, 2003.

NOTE 6 - OTHER BORROWINGS

Other borrowings at December 31, 2002 consisted of $7.2 million of floating rate trust capital securities. In December 2002, the Company formed a wholly-owned subsidiary, Advance Statutory Trust I (the "Trust"). On December 19, 2002, the Trust issued and sold $7.2 million of floating rate capital securities in a pooled trust offering. The interest rate resets every quarter to 3-month LIBOR plus 3.25% with an initial rate of 4.66%. The capital securities mature in 2032, and the Company has the right to redeem the securities prior to the maturity date but no sooner than five years after the issuance. The proceeds were used for the acquisition of two branches from Second National Bank of Warren, which was completed as of the close of business February 7, 2003.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements


On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution, except those between two or more mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. In accordance with Statement 147, if previously acquired branches that meet the definition of a business combination as defined in Emerging Issues Task Force Issue No. 98-3, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement. Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November, 2002, the FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

OVERVIEW
--------

On September 18, 2002, the Bank began operations in its newly constructed de novo branch located in the Hollywood Plaza in Steubenville, Ohio. This full service branch is staffed by seven full time employees. The cost of the facility totaled approximately $800,000 and was paid for with cash from current operations.

On October 28, 2002, the Company entered into a purchase and assumption agreement to acquire the deposits of Second National Bank of Warren's two Steubenville, Ohio branches. The assumption includes approximately $89 million in deposits, $85,000 in loans and real and personal property with a value of approximately $450,000. The Company is paying a premium on the deposits of approximately $6 million. The deposit and branch acquisition received regulatory approval in January 2003. The transaction was completed as of the close of business February 7, 2003.

The Company expects that its noninterest expense in fiscal 2003 will increase due to the costs associated with operating the three additional branches.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND JUNE 30, 2002
------------------------------------------------------------------------

The Company's total assets increased by approximately $19,400,000 to $233,747,007 at December 31, 2002, from $214,304,941 at June 30, 2002. Net loans, investment securities and mortgage-backed securities increased $16,800,000, $3,900,000 and $1,200,000, respectively. The net increase in loans and securities has been funded primarily by an increase of $9,200,000 in certificates of deposit, by the issuance of $7,200,000 of Capital Trust
Securities by Advance Statutory Trust I, a wholly owned subsidiary of the Company, and by the use of $4,500,000 in interest-bearing deposits with other financial institutions.

Investment securities increased $3,900,000 to $16,892,757 at December 31, 2002 from $12,999,362 at June 30, 2002. The increase is due in part to the purchase of five municipal securities totalling $3,100,000 with a weighted average tax equivalent yield of 6.43% and an average maturity of 15 years with callable provisions ranging from 7 to 10 years. The increase is also due in part to a net increase in callable agency securities of $1,000,000. During the six months ended December 31, 2002, the Company has had seven investments totalling $4,000,000 called. These investments were replaced by similar agency securities in terms of amounts and maturities. The weighted average yield on the securities called was 4.37% while the average yield on the investments replacing these securities was 2.90%. The decrease in yield is due to current interest rate environment of decreasing yields.

Mortgage-backed securities increased $1,200,000 to $10,406,023 at December 31, 2002 from $9,187,872 at June 30, 2002. The increase is due to the purchase of two GNMA investments totalling $3,100,000. These securities have an average yield of 4.20% and average lives ranging from 3.5 to 5 years. The purchase of these securities was offset by accelerated prepayments of higher yielding securities of $1,900,000 for the six months ended December 31, 2002 due to the current rate environment for 1-4 family mortgages.

Loans receivable, net increased $16,793,000 to $188,938,966 at December 31, 2002 from $172,145,867 at June 30, 2002. The increase in net loans consists primarily of 1-4 family mortgages, automobile dealer floor plan loans, land development loans and dealer originated automobile loans which increased $11,100,000, $1,091,000 $1,135,000 and $2,701,000, respectively. The increase in 1-4 family mortgages includes approximately $9,900,000 for the three-month period October to December 2002. The increase over this period is due to a change in management strategy to increase the Company's interest-earning assets in anticipation of the acquisition of the branch offices from the Second National Bank of Warren Ohio. The branch acquisition was completed as of the close of business February 7, 2003. The majority of these 1-4 family mortgage loans would have been sold in periods prior to this change in strategy. The increase in dealer originated automobile loans is the result of new relationships the company has developed with floor plan customers over the six month period ended December 31, 2002.

Office properties and equipment, net increased $821,000 to $4,722,956 at December 31, 2002 from $3,901,592 at June 30, 2002. The increase is primarily the result of the construction and furnishing of the Bank's de novo branch facility in the Hollywood Plaza in Steubenville, Ohio which opened for business on September 18, 2002.

Deposits increased $11,259,000 to $186,442,544 at December 31, 2002 from $175,058,743 at June 30, 2002. The increase is primarily due to an increase in certificates of deposit of $9,200,000. This increase is comprised of deposits in longer-term products such as two year and 34 month specials and 5 and 7 year term regular products. These increases are the result of customer preference to obtain higher yields in the current interest rate environment. Deposit growth over the three-month period ended December 31, 2002 was $3,200,000 compared to $8,100,000 for the three month period ended September 30, 2002. This reduction in deposit growth is a result of a change in management strategy in anticipation of the acquisition of the two branches from the Second National Bank of Warren, Ohio. The acquisition was completed as of the close of business February 7, 2003 and brought approximately of $89 million in deposits, therefore, the Company has restrained from aggressive deposit growth over the past three month period.

During the three months ended December 31, 2003, the Company participated in a pooled trust preferred offering. The effective date of the issuance was December 19, 2002. The rate on the securities is at 3-month LIBOR plus 3.25% adjusted quarterly, the beginning rate is 4.66% and it is effective until March 26, 2003. The securities are written with a 30 year maturity and a five year call provision.

Stockholders' equity increased approximately $841,000 to $19,064,864 at December 31, 2002 from $18,223,746 at June 30, 2002. This increase was the result of net income of $887,000 for the period, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $86,000 and an increase in the net unrealized gain on securities of $80,000. These increases were offset by the payment of cash dividends of $212,000.


COMPARISON  OF THE  RESULTS OF  OPERATIONS  FOR THE THREE AND SIX  MONTHS  ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2002 AND 2001
--------------------------

Net interest income increased $159,000 or 9.63%, to $1,815,000 for the three months ended December 31, 2002 from $1,656,000 for the comparable period ended 2001. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended December 31, 2002 decreased to 3.07% from 3.12% for the comparable period ended 2001. The 5 basis point decrease in the net interest rate spread for the current three month period was primarily due to a 105 basis point decline in average yields on assets which was offset by a 100 basis point decline in average cost of funds. See "Average Balance Sheet" for the three-month periods ended December 31, 2002 and 2001.

Net interest income increased $579,000 or 18.86%, to $3,649,000 for the six-months December 31, 2002 from $3,070,000 for the comparable period ended 2001. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the six months ended December 31, 2002 increased to 3.14% from 3.03% for the comparable period ended 2001. The 11 basis point increase in the net interest rate spread for the current six month period was primarily the result of a 118 basis point decline in average cost of funds which was offset by a 107 basis point decline in average yields on assets. See "Average Balance Sheet" for the six-month periods ended December 31, 2002 and 2001.

The provision for loan losses increased $22,000 to $105,000 for the three months ended December 31, 2002 from $83,000 for the comparable period ended 2001. The provision increased $5,000 to $154,000 for the six months ended December 31, 2002 from $149,000 for the comparable period ended 2001. The increase in the provision for loan losses was precipitated by an increase in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. The evaluation is performed by senior members of management with years of lending and review experience. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, political trends effecting local industry and business development and other known factors which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may effect the local economy and more specifically the individual businesses.

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

Noninterest income decreased $89,000 or 22.85%, to $301,000 for the three months ended December 31, 2002 from $390,000 for the comparable period ended 2001. Noninterest income increased $45,000 or 6.80% to $704,000 for the six-months ended December 31, 2002 from $659,000 for the comparable period ended 2001. For the three and six month periods of 2002, miscellaneous fees and fees on deposit accounts increased by $26,000 and $69,000, respectively, as a result of an increase in core customers and related activity. For the three and six month periods of 2002, gains on sales of fixed rate loans and income from loan servicing activity decreased $111,000 and $7,000, respectively, as a result of the change in management strategy toward retaining fixed rate 1-4 family mortgage loans that would have been sold, as noted above in the loan discussion. Until such time as the funds acquired in the assumption have been invested into interest earning assets, management expects to maintain its strategy of retaining 1-4 family mortgages. Therefore, future gains and servicing income will decline accordingly.

Noninterest expense increased $120,000 or 9.25%, to $1,415,000 for the three months ended December 31, 2002, from $1,295,000 for the comparable 2001 period. Noninterest expense increased $358,000 or 14.87%, to $2,770,000 for the six months ended December 31, 2002 from $2,412,000 for the comparable period ended 2001. For the three and six month periods ended December 31, 2002, compensation and employee benefits increased $31,000 and $121,000, respectively. The increase in compensation and employee benefits for the three and six month periods ended December 31, 2002 totalled $39,000 and $97,000, respectively, due to the hiring of additional employees to operate the two branches acquired in the Company's acquisition of Ohio State Financial Services ("OSFS") in September 2001 and the September 2002 opening of the de novo branch in Steubenville, Ohio. The effects of the OSFS merger totals $58,000 and includes two additional months for 2002 in comparison to the same period of 2001. The effects of the de novo branch in Steubenville totals $39,000 and is primarily reflected in the three month period October to December 2002. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $79,000 and $159,000 for the three and six month periods ended December 31, 2002, respectively. Such increases are primarily due to the operation of the two OSFS branches and the opening of the de novo branch in Steubenville, Ohio in September 2002. For the three and six month period ended December 31, 2002, other expenses have increased $10,000 and $79,000, respectively. The increase in other expense is due to increases in supplies, communications and postage of $1,000 and $16,000, in fees paid for ATM and consumer card usage of $14,000 and $26,000, and in fees paid to the Federal Reserve for item processing of $2,000 and $4,000, for the three and six month periods, respectively. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers created primarily by the merger with OSFS in September 2001 and the opening of the de novo branch in Steubenville, Ohio in September 2002. Regulatory fees, capital market assessments and state tax franchise fees have increased $8,000 and $16,000 for the three and six month periods ended December 31, 2002 due to factors related to asset and capital growth. Expenses related to Other Real Estate and Repossessed assets decreased $5,000 for the three month period but increased $11,000 for the six month period ended December 31, 2002 due to the activity in these areas.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2002, the Company had commitments to fund loans of approximately $5,801,764. These loan commitments are expected to be funded by January 31, 2003.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2002, both the Company and the Bank exceeded the minimum risk-based and leveraged capital ratio requirements. The Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 12.54%, 11.91% and 7.91% and 16.20%, 15.57% and 10.33%, respectively, at December 31, 2002.

RATE/VOLUME ANALYSIS
--------------------

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

                                                           Three Months Ended December 31,
                                                    -----------------------------------------------
                                                         2002            Vs             2001
                                                    -----------------------------------------------
                                                                   Increase (Decrease)
                                                                       Due to
                                                    -----------------------------------------------
                                                        Volume          Rate             Net
                                                    -----------------------------------------------
Interest Income:
    Loans                                                $ 389,116      $(411,561)       $(22,445)
    Investments                                             97,920       (117,899)        (19,979)
                                                    -----------------------------------------------
      Total interest-earning assets                        487,036       (529,460)        (42,424)
                                                    -----------------------------------------------

Interest Expense
    Core Deposits                                           75,081       (117,188)        (42,107)
    Certificates of Deposit                                164,112       (323,909)       (159,797)
    FHLB Borrowings                                              -              -               -
                                                    -----------------------------------------------
      Total interest-bearing liabilities                   239,193       (441,097)       (201,904)
                                                    -----------------------------------------------

Net change in interest income                             $247,843      $ (88,363)       $159,480
                                                    ===============================================

                                                            Six Months Ended December 31,
                                                    -----------------------------------------------
                                                         2002            Vs             2001
                                                    -----------------------------------------------
                                                                   Increase (Decrease)
                                                                       Due to
                                                    -----------------------------------------------
                                                        Volume          Rate             Net
                                                    -----------------------------------------------
Interest Income:
    Loans                                               $1,194,795      $(886,435)       $308,360
    Investments                                            158,868       (241,320)        (82,452)
                                                    -----------------------------------------------
      Total interest-earning assets                      1,353,663     (1,127,755)        225,908
                                                    -----------------------------------------------

Interest Expense
    Core Deposits                                          228,041       (225,092)          2,949
    Certificates of Deposit                                434,261       (787,774)       (353,513)
    FHLB Borrowings                                         (2,449)             -          (2,449)
                                                    -----------------------------------------------
      Total interest-bearing liabilities                   659,853     (1,012,866)       (353,013)
                                                    -----------------------------------------------

Net change in interest income                             $693,810      $(114,889)       $578,921
                                                    ===============================================

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

                                                                          Period Ended December 31,
                                                -------------------------------------------------------------------------------
                                                                  2002                                       2001
                                                -------------------------------------- ----------------------------------------
                                                 Average                     Average      Average                     Average
                                                 Balance      Interest      Yield/Cost    Balance       Interest    Yield/Cost
                                                ---------   ------------   ----------- ----------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                          $181,527         $3,161         6.96%    $161,077         $3,183         7.90%
  Investment securities (2)                       26,721            210         3.14%      18,168            198         4.36%
  Mortgage-backed securities                       8,699            117         5.40%       9,564            149         6.25%
                                                --------    ------------   ----------- ----------    ------------   -----------
     Total interest-earning assets               216,947          3,488         6.43%     188,809          3,530         7.48%
                                                            ------------   -----------               ------------   -----------
Non-interest-earning assets                        9,522                                    7,944
                                                ---------                              -----------
     Total assets                               $226,469                                 $196,753
                                                =========                              ===========

Interest-bearing liabilities:
  Interest-bearing demand deposits               $29,889            135         1.80%     $24,262            150         2.47%
  Certificates of deposit                        110,704          1,068         3.86%      97,082          1,223         5.04%
  Savings deposits                                37,153            177         1.91%      30,529            208         2.74%
  Borrowings                                      21,200            293         5.52%      20,000            293         5.85%
                                                --------    ------------   ----------- ----------    ------------   -----------
     Total interest-bearing liabilities          198,946          1,673         3.36%     171,873          1,874         4.36%
                                                            ------------   -----------               ------------   -----------
Non-interest bearing liabilities                   8,525                                    7,709
                                                ---------                              -----------
     Total liabilities                           207,471                                  179,582
Stockholders' equity                              18,998                                   17,171
                                                ---------                              -----------
     Total liabilities and stockholders'
       equity                                   $226,469                                 $196,753
                                                =========                              ===========

Net interest income                                             $ 1,815                                  $ 1,656
                                                            ============                             ============
Interest rate spread (3)                                                        3.07%                                    3.12%
                                                                           ===========                              ===========
Net Yield on interest-earning assets (4)                                        3.35%                                    3.51%
                                                                           ===========                              ===========
Ratio of average interest-earning assets  to
  average interest-bearing liabilities                                        109.05%                                  109.85%
                                                                           ===========                              ===========

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

                                                                         Period Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                            2002                                           2001
                                             ---------------------------------------     ------------------------------------------
                                               Average                     Average            Average                    Average
                                               Balance       Interest     Yield/Cost          Balance       Interest    Yield/Cost
                                             ----------   ------------   -----------     -------------   -----------   -----------
Interest-earning assets:
  Loans receivable (1)                        $178,141         $6,339         7.12%          $148,644         $6,031         8.11%
  Investment securities (2)                     25,756            418         3.24%            18,631            437         4.70%
  Mortgage-backed securities                     8,847            241         5.45%             9,614            304         6.32%
                                              --------    ------------   -----------     ------------    ------------   -----------
     Total interest-earning assets             212,744          6,998         6.58%           176,889          6,772         7.66%
                                                          ------------   -----------                     ------------   -----------
Non-interest-earning assets                      9,231                                          7,547
                                             ----------                                  -------------
     Total assets                             $221,975                                       $184,436
                                             ==========                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits             $29,615            280         1.89%           $22,652            291         2.57%
  Certificates of deposit                      108,028          2,121         3.93%            91,843          2,470         5.38%
  Savings deposits                              36,440            363         1.99%            25,607            353         2.76%
  Borrowings                                    20,600            585         5.68%            20,000            588         5.88%
                                              --------    ------------   -----------     ------------    ------------   -----------
     Total interest-bearing liabilities        194,683          3,349         3.44%           160,102          3,702         4.63%
                                                          ------------   -----------                     ------------   -----------
Non-interest bearing liabilities                 8,540                                          7,476
                                             ----------                                  -------------
     Total liabilities                         203,223                                        167,578
Stockholders' equity                            18,752                                         16,858
                                             ----------                                  -------------
     Total liabilities and stockholders'
       equity                                 $221,975                                       $184,436
                                             ==========                                  =============

Net interest income                                           $ 3,649                                        $ 3,070
                                                          ============                                   ============
Interest rate spread (3)                                                      3.14%                                          3.03%
                                                                         ===========                                    ===========
Net Yield on interest-earning assets (4)                                      3.43%                                          3.47%
                                                                         ===========                                    ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                      109.28%                                        110.49%
                                                                         ===========                                    ===========

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


                                                       December 31,     June 30,
                                                           2002           2002
                                                         ------         ------

Loans on a nonaccrual basis                              $  831         $  864
Loans past due 90 days or more and still accruing           586          1,148
                                                         ------         ------
         Total nonperforming loans                        1,417          2,012
                                                         ------         ------

Other real estate                                           688            645
Repossessed assets                                           10             18
                                                         ------         ------
         Total nonperforming assets                      $2,115         $2,675
                                                         ------         ------

Nonperforming loans as a percentage of total net loans     0.75%          1.17%
                                                         ======         ======

Nonperforming assets as a percentage of total assets       0.91%          1.25%
                                                         ======         ======

Allowance for loan losses to nonperforming loans          68.99%         48.16%
                                                         ======         ======


Nonaccrual loans at December 31, 2002, consisted of $272,803 in one to four family residential mortgages, $41,575 in multi-family mortgages, $177,671 in non-residential real estate mortgages and $339,430 in commercial loans at December 31, 2002.

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

As of December 31, 2002, the total investment in impaired loans was $928,388, and such amount was subject to a specific allowance for loan losses of $125,884. The average investment in the impaired loans for the six-month period ended December 31, 2002 was $958,444. The interest income potential based upon the original terms of the contracts of these impaired loans was $42,228 for the six-month period ended December 31, 2002. A total of $24,176 of interest income has been recognized for the six-month period ended December 31, 2002.

During the six-month period ended December 31, 2002, the Company foreclosed upon a loan with a balance of $102,228 that was classified as impaired at June 30, 2002. As a result of the foreclosure action, the asset collaterallizing this loan was added to "Other Real Estate" in the amount of $75,000, which resulted in a write down to the allowance for loan losses during the period ended December 31, 2002 of $27,517.

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

The following is a breakdown of the loan portfolio composition at December 31, 2002 and June 30, 2002:

                                        December 31,    June 30,
                                           2002           2002
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $102,730,054   $ 91,663,131
           Multi-family                   6,542,282      6,864,328
           Non-residential               36,193,991     36,146,830
           Construction                   4,611,482      4,338,936
                                       ------------   ------------
                                        150,077,809    139,013,225
                                       ------------   ------------
Consumer Loans:
           Home Improvement                 913,553        943,384
           Automobile                    20,250,116     17,176,464
           Share loans                    1,838,728      1,589,842
           Other                          2,705,231      2,613,244
                                       ------------   ------------
                                         25,707,628     22,322,934
                                       ------------   ------------

Commercial Loans                         17,050,216     14,824,483
                                       ------------   ------------

Less:
           Loans in process               2,813,058      2,961,044
           Net deferred loan fees           106,005         84,643
           Allowance for loan losses        977,624        969,088
                                       ------------   ------------
                                          3,896,687      4,014,775
                                       ------------   ------------
                Total                  $188,938,966   $172,145,867
                                       ============   ============

ITEM 3 - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in Securities and Use of Proceeds

                NONE

Item 3 - Defaults upon Senior Securities

                 NOT APPLICABLE

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on October 21, 2002 and the following matters were voted upon:


PROPOSAL I - Election of Directors with term to expire in 2003.

                                              FOR         WITHHELD
                                              ---         --------
     Walker Peterson Holloway, Jr.          802,291         4,045
     John R. Sperlazza                      802,291         4,045
     Dominic J. Teramana, Jr.               802,291         4,045

Directors continuing in office are Stephen M. Gagliardi, William B. Chesson, Kelly M. Bethel, William E. Watson, and Frank Gary Young.


PROPOSAL  II -  Ratification  of the  appointment  of S.R.  Snodgrass,  AC.,  as independent auditors for the Company, for the fiscal year ending June 30, 2003.

                                              FOR         AGAINST      ABSTAIN
                                              ---         -------      -------
                                            794,082        11,054       1,200


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


                                         Advance Financial Bancorp

Date:  February 13, 2003          By:  /s/Stephen M. Gagliardi
                                       -----------------------------------------
                                       Stephen M. Gagliardi
                                       President and Chief Executive Officer

Date:  February 13, 2003          By:  /s/Stephen M. Magnone
                                       -----------------------------------------
                                       Stephen M. Magnone
                                       Treasurer (Chief Financial Officer)

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


Date:   February 13, 2003                /s/Stephen M. Magnone
                                         ---------------------------------------
                                         Stephen M. Magnone
                                         Treasurer (Chief Financial Officer)

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



Date:   February 13, 2003               /s/Stephen M. Gagliardi
                                        ----------------------------------------
                                        Stephen M. Gagliardi
                                        President and Chief Executive Officer