Form 10QSB
period 2003-03-31
ADVANCE FINANCIAL BANCORP
filed 2003-05-13
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10QSB


{x} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT


For the transition period from ________________to__________________


                         Commission File Number   0-21885
                                                  -------

                            Advance Financial Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               55-0753533
------------------------------                              --------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)


                    1015 Commerce Street, Wellsburg, WV 26070
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (304) 737-3531
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subjected  to such filing  requirements  for the past 90 days. Yes  X   No
                                                                   ---    ---

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:

       Class:                        Common Stock, par value $.10 per share
       Outstanding at May 1, 2003:   932,285


Transitional Small Business Disclosure Format (check one):
Yes      No X
   ---     ---

                            Advance Financial Bancorp

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

        Consolidated Balance Sheet (Unaudited) as of
          March 31, 2003 and June 30, 2002                                     3

        Consolidated Statement of Income (Unaudited)
          For the Three Months ended March 31, 2003 and 2002                   4

        Consolidated Statement of Income (Unaudited)
          For the Nine Months ended March 31, 2003 and 2002                    5

        Consolidated Statement of Cash Flows (Unaudited)
          For the Nine Months ended March  31, 2003 and 2002                   6

        Notes to the Unaudited Consolidated Financial Statements            7-12

        Item 2 - Management's Discussion and Analysis                      13-21

        Item 3 - Controls and Procedures                                      22

Part II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                            23

        Item 2 - Changes in Securities and Use of Proceeds                    23

        Item 3 - Default Upon Senior Securities                               23

        Item 4 - Submissions of Matters to a Vote of Security Holders         23

        Item 5 - Other Information                                            23

        Item 6 - Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                    24

SECTION 302 CERTIFICATIONS                                                 25-26

                            ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)




                                                                                  MARCH 31,        JUNE 30,
                                                                                    2003             2002
                                                                                ------------     ------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                          $  2,557,781     $  1,775,051
       Interest bearing deposits with other institutions                          51,409,029        9,995,389
                                                                                ------------     ------------
          Total cash and cash equivalents                                         53,966,810       11,770,440
                                                                                ------------     ------------
     Investment securities:
       Securities held to maturity (fair value of $12,634,465 and $ -0-)          12,588,177                -
       Securities available for sale                                              11,099,819       12,999,362
                                                                                ------------     ------------
          Total investment securities                                             23,687,996       12,999,362
                                                                                ------------     ------------
     Mortgage-backed securities:
       Securities held to maturity (fair value of $15,861,350 and $1,449,641)     15,831,225        1,396,306
       Securities available for sale                                               8,224,339        7,791,566
                                                                                ------------     ------------
          Total mortgage-backed securities                                        24,055,564        9,187,872
                                                                                ------------     ------------

     Loans held for sale                                                                   -          578,647
     Loans receivable,  (net of allowance for loan losses
       of $983,789 and $969,088 )                                                205,741,897      172,145,867
     Office properties and equipment, net                                          5,129,635        3,901,592
     Federal Home Loan Bank Stock, at cost                                         1,752,900        1,058,100
     Accrued interest receivable                                                   1,317,029        1,160,312
     Goodwill                                                                      4,700,472                -
     Other intangibles, net                                                        1,759,735                -
     Other assets                                                                  1,987,732        1,502,749
                                                                                ------------     ------------
          TOTAL ASSETS                                                          $324,099,770     $214,304,941
                                                                                ============     ============
Liabilities:
     Deposits                                                                   $275,481,062     $175,058,743
     Advances from Federal Home Loan Bank                                         20,000,000       20,000,000
     Other borrowings                                                              7,200,000                -
     Advance payments by borrowers for taxes and insurance                           368,890          404,220
     Accrued interest payable and other liabilities                                1,670,141          618,232
                                                                                ------------     ------------
          TOTAL LIABILITIES                                                      304,720,093      196,081,195
                                                                                ------------     ------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
       authorized, none issued                                                             -                -
     Common stock, $.10 par value; 2,000,000 shares
       authorized 1,084,450 shares issued                                            108,445          108,445
     Additional paid in capital                                                   10,439,456       10,380,430
     Retained earnings - substantially restricted                                 11,212,836       10,274,004
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                (272,324)        (337,394)
     Unallocated shares held by Restricted Stock Plan (RSP)                         (205,745)        (215,775)
     Treasury Stock (152,165 shares at cost)                                      (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                          330,274          247,301
                                                                                ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY                                              19,379,677       18,223,746
                                                                                ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $324,099,770     $214,304,941
                                                                                ============     ============



   See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    2003          2002
                                                                 ----------    ----------

INTEREST AND DIVIDEND INCOME
      Loans                                                      $3,372,413    $3,062,999
      Investment securities                                         206,692       141,955
      Interest-bearing deposits with other institutions             104,729        28,763
      Mortgage-backed securities                                    175,231       141,908
      Dividends on Federal Home Loan Bank Stock                      13,463        11,494
                                                                 ----------    ----------
         Total interest and dividend income                       3,872,528     3,387,119
                                                                 ----------    ----------
INTEREST EXPENSE
      Deposits                                                    1,577,652     1,444,517
      Advances from Federal Home Loan Bank                          287,627       286,374
      Other Borrowings                                               94,036             -
                                                                 ----------    ----------
         Total interest expense                                   1,959,315     1,730,891
                                                                 ----------    ----------
NET INTEREST INCOME                                               1,913,213     1,656,228

Provision for loan losses                                           121,800        55,500
                                                                 ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,791,413     1,600,728
                                                                 ----------    ----------
NONINTEREST INCOME
      Service charges on deposit accounts                           162,942       126,207
      Income from loan servicing activity                            43,255        56,649
      Gain on sale of loans                                          85,342        69,976
      Loss on sale of repossessed assets                                  -       (27,500)
      Other income                                                   86,444        66,515
                                                                 ----------    ----------
         Total noninterest income                                   377,983       291,847
                                                                 ----------    ----------
NONINTEREST EXPENSE
      Compensation and employee benefits                            740,487       600,390
      Occupancy and equipment                                       280,623       222,668
      Professional fees                                              44,395        25,188
      Advertising                                                    35,408        31,624
      Data processing charges                                       147,835        84,728
      Other expenses                                                389,543       334,360
                                                                 ----------    ----------
         Total noninterest expenses                               1,638,291     1,298,958
                                                                 ----------    ----------
Income before income taxes                                          531,105       593,617
Income taxes                                                        160,002       163,940
                                                                 ----------    ----------
Net Income                                                       $  371,103    $  429,677
                                                                 ==========    ==========

EARNINGS PER SHARE - NET INCOME
         Basic                                                   $      .41    $      .49
         Diluted                                                 $      .41    $      .49


   See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     MARCH 31,
                                                               2003            2002
                                                           ------------    ------------

INTEREST AND DIVIDEND INCOME
    Loans                                                  $ 9,711,690     $ 9,093,916
    Investment securities                                      525,331         462,673
    Interest-bearing deposits with other institutions          185,989         107,161
    Mortgage-backed securities                                 416,181         445,558
    Dividends on Federal Home Loan Bank Stock                   31,329          49,895
                                                           -----------     -----------

         Total interest and dividend income                 10,870,520      10,159,203
                                                           -----------     -----------
INTEREST EXPENSE
    Deposits                                                 4,341,288       4,558,717
    Advances from Federal Home Loan Bank                       873,103         874,299
    Other Borrowings                                            94,036               -
                                                           -----------     -----------
         Total interest expense                              5,308,427       5,433,016
                                                           -----------     -----------
NET INTEREST INCOME                                          5,562,093       4,726,187

Provision for loan losses                                      276,000         204,600
                                                           -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          5,286,093       4,521,587
                                                           -----------     -----------
NONINTEREST INCOME
    Service charges on deposit accounts                        467,521         396,550
    Income from loan servicing activity                        118,043         158,880
    Gain on sale of loans                                      249,244         213,865
    Gain on sale of fixed assets                                     -           3,120
    Loss on sale of repossessed assets                         (13,489)        (27,500)
    Other income                                               260,993         206,428
                                                           -----------     -----------

         Total noninterest income                            1,082,312         951,343
                                                           -----------     -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                       1,982,852       1,721,842
    Occupancy and equipment                                    803,435         633,481
    Professional fees                                          118,815          94,829
    Advertising                                                119,695          92,434
    Data processing charges                                    313,945         232,504
    Other expenses                                           1,069,981         935,683
                                                           -----------     -----------

         Total noninterest expenses                          4,408,723       3,710,773
                                                           -----------     -----------

Income before income taxes                                   1,959,682       1,762,157
Income taxes                                                   701,620         605,695
                                                           -----------     -----------

Income before extraordinary item                             1,258,062       1,156,462
Extraordinary item- Excess over cost
  on net assets acquired in merger                                   -         201,206
                                                           -----------     -----------
Net Income                                                 $ 1,258,062     $ 1,357,668
                                                           ===========     ===========


EARNINGS PER SHARE - INCOME BEFORE EXTRAORDINARY ITEM
         Basic                                             $      1.41     $      1.31
         Diluted                                           $      1.41     $      1.31

EARNINGS PER SHARE - NET INCOME
         Basic                                             $      1.41     $      1.54
         Diluted                                           $      1.41     $      1.54



   See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           2003              2002
                                                                         ------------    ------------

OPERATING ACTIVITIES
     Net Income                                                          $  1,258,062    $  1,357,668
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and accretion, net                       377,925         424,122
          Provision for loan losses                                           276,000         204,600
          Gain on sale of loans                                              (249,244)       (213,865)
          Gain on sale of fixed assets                                              -          (3,120)
          Loss on sale of repossessed assets                                   13,489          27,500
          Extraordinary gain on net assets acquired in merger                       -        (201,206)
          Origination of loans held for sale                              (18,472,904)    (17,889,988)
          Proceeds from the sale of loans                                  19,300,795      18,543,802
          Decrease in net other assets and liabilities                        332,007         391,996
                                                                         ------------    ------------
               Net cash provided by operating activities                    2,836,130       2,641,509
                                                                         ------------    ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
          Purchases                                                       (12,588,093)              -
          Maturities and repayments                                                 -         750,000
     Investment securities available for sale:
          Purchases                                                        (4,007,886)     (1,764,917)
          Maturities and repayments                                         6,036,342       4,257,059
     Mortgage-backed securities held to maturity:
          Purchases                                                       (14,995,240)              -
          Maturities and repayments                                           555,308         398,682
     Mortgage-backed securities available for sale:
          Purchases                                                        (3,723,622)     (1,508,800)
          Maturities and repayments                                         3,274,505       2,570,751
     Purchase of Federal Home Loan Bank Stock                                (694,800)       (115,000)
     Sale of Federal Home Loan Bank Stock                                           -         635,900
     Net increase in loans                                                (33,944,678)     (9,081,069)
     Purchases of premises and equipment                                   (1,255,119)       (214,769)
     Branch Acquisition:
          Loans purchased                                                     (85,347)              -
          Purchase of premises and equipment                                 (440,592)              -
          Premium paid on deposits                                         (5,853,373)              -
          Deposits assumed                                                 88,260,100               -
          Other, net                                                         (184,924)              -
                                                                         ------------    ------------
               Net cash provided by (used in) investing activities         20,352,581      (4,072,163)
                                                                         ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                              12,162,219      12,649,571
     Increase in long term borrowings                                       7,200,000               -
     Net change in advances for taxes and insurance                           (35,330)         23,130
     Net cash purchase of stock in merger                                           -      (6,041,007)
     Cash dividends paid                                                     (319,230)       (297,089)
                                                                         ------------    ------------
               Net cash provided by financing activities                   19,007,659       6,334,605
                                                                         ------------    ------------

               Increase in cash and cash equivalents                       42,196,370       4,903,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           11,770,440       8,553,178
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 53,966,810    $ 13,457,129
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest on deposits and borrowings                            $  5,308,211    $  5,450,308
          Income taxes                                                   $    640,000    $    495,537




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

                                                Nine Months Ended March 31
                                                        (Unaudited)
                                                    2003           2002
                                                 -----------   -----------

Weighted-average common shares outstanding        1,084,450     1,084,450
Average treasury stock shares                      (152,165)     (152,165)
Average unearned ESOP and RSP shares                (40,940)      (48,420)
                                                 ----------    ----------

Weighted-average common shares and
    common stock equivalents used to
    calculate basic earnings per share              891,345      883,865

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                        1,092            -
                                                 ----------    ---------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share         892,437      883,865
                                                  =========    =========

                                                     Three Months Ended
                                                           March 31
                                                          (Unaudited)
                                                     2003            2002
                                                -------------     -----------

Weighted-average common shares outstanding        1,084,450         1,084,450
Average treasury stock shares                      (152,165)         (152,165)
Average unearned ESOP and RSP shares                (38,070)          (46,527)
                                                 ----------        ----------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share              894,215           885,758

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                        6,271                 -
                                                 ----------        ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share         900,486           885,758
                                                  =========        ==========


NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three and nine months ended March 31, 2003, comprehensive income totaled $373,924 and $1,341,035, respectively. For the three and nine months ended March 31, 2002, comprehensive income totaled $373,807 and $1,339,665, respectively.

NOTE 4 - EXTRAORDINARY ITEM

The fair market value of the net assets acquired by the Company in its acquisition of Ohio State Financial Services in September 2001 exceeded the amount paid by approximately $2,697,000. In accordance with FASB 141, all non-current and non-financial asset balances were reduced until the excess fair value was eliminated. The total non-current and non-financial assets created as a result of the merger was $2,496,000, therefore, since this total was less than the total excess fair value, these asset balances were reduced to zero in accordance with FASB 141. After eliminating these asset balances, approximately $201,000 ($2,697,000-$2,496,000) in excess fair value remained that could not be reduced. In accordance with APB Opinion 30, any excess that remains after reducing to zero the amounts that otherwise would have been assigned to those assets, the remaining excess shall be recognized as an extraordinary gain. The extraordinary gain shall be recognized in the period in which the business combination is completed. The remaining portion of the excess, $201,206, was recognized as an extraordinary gain for the period ended September 30, 2001.

NOTE 5 - BRANCH ACQUISITION

At the close of business, February 7, 2003, the Company completed a branch purchase and deposit assumption of The Second National Bank of Warren, Ohio's two Steubenville, Ohio branches. The assumption and purchase had the following classifications on the Company's Balance Sheet as of the close of business February 7, 2003:


Assets
------

Cash on hand                                          $   403,482
Interest-bearing deposits with other institutions      81,569,300
Loans, net                                                 85,347
Office Properties and Equipment, net                      368,650
Goodwill                                                4,700,472
Core Deposit Intangible                                 1,783,735
                                                      -----------
         Total Assets                                 $88,910,986
                                                      ===========
Liabilities
-----------

Deposits                                              $88,665,696
Accrued interest payable                                  182,189
Accounts payable and other liabilities                     63,101
                                                      -----------
         Total Liabilities                            $88,910,986
                                                      ===========

The "Core Deposit Intangible" noted above is included on the Balance Sheet in the line item "Other Intangibles, net". The total amount of the intangible amortized for the three and nine month periods is $24,000. The estimated life of the Core Deposit Intangible is estimated at 120 months.

On March 31, 2003, the Bank's notified the Office of Thrift Supervision and the customers of the Market Street branch of the Company's intent to close that branch effective June 30, 2003. The Market Street location was one of the two branches acquired from the Second National Bank of Warren as of February 7, 2003. The closure is due to this branch's close proximity (approximately 1.1 miles) to the de novo branch built on Dunbar Avenue in Steubenville, Ohio and opened in September 2002. Also, the company feels that it can adequately service these customers with improved convenience and efficiency from the Dunbar location than what is presently done at the Market Street branch. The Bank believes that there will be minimal, if any, inconvenience to the customers of the Market Street branch as a result of the closing. The employees from the Market Street location will be used to fill staffing needs at the Bank's other branches and departments.

NOTE 6 - OTHER BORROWINGS

Other borrowings at March 31, 2003 consisted of $7.2 million of floating rate trust capital securities. In December 2002, the Company formed a wholly-owned subsidiary, Advance Statutory Trust I (the "Trust"). On December 19, 2002, the Trust issued and sold $7.2 million of floating rate capital securities in a pooled trust offering. The interest rate resets every quarter to 3-month LIBOR plus 3.25% with an initial rate of 4.66%. The current rate in effect until June 26, 2003 is 4.54%. The capital securities mature in 2032, and the Company has the right to redeem the securities prior to the maturity date but no sooner than five years after the issuance. The proceeds were used for the acquisition of two branches from Second National Bank of Warren, which was completed as of the close of business February 7, 2003.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial position or results of operations.

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

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which did not have a material effect on the Company's financial position or results of operations.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:


                                                         Nine Months Ended
                                                              March 31
                                                             (Unaudited)
                                                         2003           2002
                                                      ----------    ----------

Net Income, as reported:                              $1,258,062    $1,357,668
Less pro forma expense related to stock options         (141,833)         (651)
                                                      ----------    ----------
Pro forma net income                                  $1,116,229    $1,357,017
                                                      ==========    ==========

Basic net income per common share:
     As reported                                      $     1.41    $     1.54
     Pro forma                                        $     1.25    $     1.54


Diluted net income per common share:
     As reported                                      $     1.41    $     1.54
     Pro forma                                        $     1.25    $     1.54


                                                        Three Months Ended
                                                             March 31
                                                            (Unaudited)
                                                          2003          2002
                                                       ---------    ---------

Net Income, as reported:                               $ 371,103     $429,677
Less pro forma expense related to stock options         (141,833)        (651)
                                                       ---------     --------
Pro forma net income                                   $ 229,270     $429,026
                                                       =========     ========

Basic net income per common share:
     As reported                                       $     .41     $    .49
     Pro forma                                         $     .27     $    .48


Diluted net income per common share:
     As reported                                       $     .41     $    .49
     Pro forma                                         $     .27     $    .48

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November, 2002, the FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has not and is not expected to have a material effect on the Company's financial position or results of operations.

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

OVERVIEW

On September 18, 2002, the Bank began operations in its newly constructed de novo branch located in the Hollywood Plaza in Steubenville, Ohio. This full service branch is staffed by seven full time employees. The cost of the facility totalled approximately $850,000 and was paid for with cash from current operations.

At the close of business, February 7, 2003, the Company completed a branch purchase and deposit assumption of The Second National Bank of Warren, Ohio's two Steubenville, Ohio branches. The assumption includes approximately $88 million in deposits, $85,000 in loans and real and personal property with a value of approximately $370,000. The Company paid a premium on the deposits of approximately $5.9 million.

On March 31, 2003, the Bank notified the Office of Thrift Supervision and the customers of the Market Street branch of the Bank's intent to close that branch effective June 30, 2003. The Market Street location was one of the two branches acquired from the Second National Bank of Warren as of February 7, 2003. The closure is due to this branch's close proximity (approximately 1.1.miles) to the de novo branch built on Dunbar Avenue in Steubenville, Ohio and opened in September 2002. Also, the Bank feels that it can adequately service these customers with improved convenience and efficiency from the Dunbar location than what is presently done at the Market Street branch. The Bank believes that there will be minimal, if any, inconvenience to the customers of the Market Street branch as a result of the closing. The employees from the Market Street location will be used to fill staffing needs at the Bank's other branches and departments.

The Company expects that its noninterest expense in fiscal 2003 will increase due to the costs associated with operating the additional branches.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND JUNE 30, 2002

The Company's total assets increased by approximately $109,795,000 to $324,099,770 at March 31, 2003, from $214,304,941 at June 30, 2002. The increase is primarily due to the February 7, 2003, deposit assumption and branch purchase of Second National Bank of Warren's Steubenville, Ohio, locations. The deposit assumption totalled $88,260,000, which was comprised of $37,312,000 in core savings and checking products and $50,948,000 in certificates of deposit. Net loans, interest-bearing deposits with other instituions, investment securities and mortgage-backed securities increased $33,596,000, $41,414,000, $10,689,000 and $14,868,000, respectively. The net increases in loans, cash deposits and investment securities was funded by the increase in deposits, primarily as a result of the deposit acquisition, and by the issuance of $7,200,000 of Capital Trust Securities by Advance Statutory Trust I, a wholly owned subsidiary of the Company.

Interest-bearing deposits with other financial institutions increased $41,414,000 to $51,409,029 at March 31, 2003 from $9,995,389 at June 30, 2002.
The increase is the result of the completion of the deposit assumption from Second National Bank of Warren on February 7, 2003. The net liabilities assumed amounted to $81,600,000 from the transaction. The Company's management began investing funds during the prior quarter by switching the Company's strategy from selling to retaining fixed rate 1-4 family mortgage loans. Also, during the prior quarter, management had begun the process of investing into short-term callable agency securities, as well as adjustable rate and 5 to 7 year balloon mortgage-backed securities. The effects of these investment and lending strategies are discussed below. It is management's intent and desire to have most of the excess liquidity resulting from the branch acquisition invested by June 30, 2003, however, the full deployment of the funds may take longer than anticipated.

Investment securities increased $10,689,000 to $23,687,996 at March 31, 2003 from $12,999,362 at June 30, 2002. The increase is due in part to the purchase of five municipal securities totalling $3,100,000 with a weighted average tax equivalent yield of 6.43% and an average maturity of 15 years with call provisions ranging from 7 to 10 years. The increase is also due in part to a net increase in callable agency securities of $7,500,000. During the nine months ended March 31, 2003, the Company has had 10 agency securities totalling $5,500,000 called. These investments were replaced by similar agency securities in terms of amounts and maturities. The weighted average yield on the securities called was 4.01% while the average yield on the investments replacing these securities was 2.75%. The decrease in yield is due to the current interest rate environment of decreasing yields.

Mortgage-backed securities increased $14,868,000 to $24,055,564 at March 31, 2003 from $9,187,872 at June 30, 2002. The increase is due to the purchase of 10 securities totalling $18,700,000. These securities have an average yield of 3.78% and average lives ranging from 2.0 to 5.25 years. The purchase of these securities was offset by accelerated prepayments of higher yielding securities of $3,800,000 for the nine months ended March 31, 2003 due to the current rate environment for 1-4 family mortgages.

Loans receivable, net increased $33,596,000 to $205,741,879 at March 31, 2003 from $172,145,867 at June 30, 2002. The increase in net loans consists primarily of 1-4 family mortgages, automobile dealer floor plan loans, land development loans and indirect automobile loans which increased $22,116,000, $1,800,000 $1,135,000 and $3,721,000, respectively. The increase in 1-4 family mortgages includes approximately $20,900,000 for the six-month period October 2002 to March 2003. The increase over this period is due to a change in management strategy to increase the Company's interest-earning assets as a result of the deposit assumption and branch purchase of the Steubenville, Ohio branch offices from the Second National Bank of Warren, Ohio. The majority of these 1-4 family mortgage loans would have been sold in periods prior to this change in strategy. The increase in indirect automobile loans is the result of new relationships the company has developed with floor plan automobile dealership customers over the nine-month period ended March 31, 2003.

Office properties and equipment, net increased $1,228,000 to $5,129,635 at March 31, 2003 from $3,901,592 at June 30, 2002. The increase is primarily the result of two projects. The first is the construction and furnishing of the Bank's de novo branch facility at the Hollywood Plaza in Steubenville, Ohio which opened for business on September 18, 2002 with a total cost of $850,000. The second is the market value assessment for $370,000 for the purchased assets of the Steubenville, Ohio branch offices of the Second National Bank of Warren.

Goodwill and other intangibles, net increased $4.7 million and $1.8 million, respectively at March 31, 2003 from $0 at June 30, 2002. The increases are the result of the calculated premium paid to The Second National Bank of Warren, Ohio for the deposit assumption and branch purchase of their two Steubenville, Ohio branches. The Other Intangibles, net represents the Core Deposit Intangible from the deposit assumption. The value was derived from an independent core study performed after the branch acquisition. This intangible is being amortized over an estimated ten (10) calendar years.

Deposits  increased   $100,422,000  to  $275,481,062  at  March  31,  2003  from
$175,058,743 at June 30, 2002. The increase includes $88,260,000 from the deposit assumption and branch purchase as discussed above. Net of these assumed deposits, regular deposits have increased $12,200,000 for the nine-month period ended March 31, 2003. This change includes an increase in certificates of deposit of $8,426,000, while core savings and NOW accounts have increased $4,700,000 and $1,400,000, respectively. Offsetting these increases is a decrease in core money market accounts of $2,400,000. The increase in certificates and decrease in money market accounts reflects the customer's preference to obtain higher yields in the current interest rate environment by extending the term of their investments. Deposit growth over the nine-month period has gone from an increase of $7,500,000 during three-month period ended September 2002 to an increase of only $800,000 for the three-month period ended March 31, 2003. This trend of slowing of deposit growth is a result of a change in management strategy during the nine-month period. Due to the recent deposit assumption, the company has not used high cost certificate of deposit specials to fund asset growth. This change in strategy is only expected to continue until all excess liquidity received from the deposit assumption has been reinvested into higher yielding assets.

On December 19, 2002, the Company participated in a pooled trust preferred offering. The rate on the securities is at 3-month LIBOR plus 3.25% adjusted quarterly, the beginning rate was 4.66% and expired on March 26, 2003. On March 26, 2003, the effective rate of the securities was lowered to 4.54% and is effective until June 26, 2003. The securities are written with a 30 year maturity and a five year call provision.

Accrued interest payable and other liabilities increased $1,052,000 to $1,670,141 at March 31, 2003 from $618,232 at June 30, 2002. The increase includes a purchase accounting adjustment of $402,000 as a result of a market value adjustment on the certificates of deposit assumed from the Steubenville branches of the Second National Bank of Warren. Also, the increase includes a $300,000 timing transaction for loans prepaid and refinanced with Freddie Mac as of March 31, 2003.

Stockholders' equity increased approximately $1,156,000 to $19,379,677 at March 31, 2003 from $18,223,746 at June 30, 2002. This increase was the result of net income of $1,258,000 for the period, the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $134,000 and an increase in the net unrealized gain on securities of $83,000. These increases were offset by the payment of cash dividends of $319,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Net interest income increased $257,000 or 15.52%, to $1,913,000 for the three months ended March 31, 2003 from $1,656,000 for the comparable period ended 2002. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended March 31, 2003, decreased to 2.67% from 3.08% for the comparable period ended 2002. The 41 basis point decrease in the net interest rate spread for the current three month period was primarily due to a 120 basis point decline in average yields on assets which was offset by a 79 basis point decline in average cost of funds. The increase in interest-bearing deposits with other institutions as a result of the deposit assumption of The Second National Bank of Warren's Steubenville, Ohio branches has contributed to a decline in the net interest margin and net interest spread of the Company. See "Average Balance Sheet" for the three-month periods ended March 31, 2003 and 2002.

Net interest income increased $836,000 or 17.69%, to $5,562,000 for the nine-months ended March 31, 2003 from $4,726,000 for the comparable period ended 2002. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the nine months ended March 31, 2003 decreased to 2.96% from 3.05% for the comparable period ended 2002. The 9 basis point decrease in the net interest rate spread for the current nine month period was primarily the result of a 115 basis point decline in average yields on assets which was offset by a 106 basis point decline in average cost of funds. The increase in interest-bearing deposits with other institutions as a result of the deposit assumption of Second National Bank of Warren's Steubenville, Ohio branches has contributed to a decline in the net interest margin and net interest spread of the Company. See "Average Balance Sheet" for the nine-month periods ended March 31, 2003 and 2002.

The provision for loan losses increased $66,000 to $122,000 for the three months ended March 31, 2003 from $56,000 for the comparable period ended 2002. The provision increased $71,000 to $276,000 for the nine months ended March 31, 2003 from $205,000 for the comparable period ended 2002. The increase in the provision for loan losses was precipitated by an increase in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. The evaluation is performed by senior members of management with years of lending and review experience. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, political trends effecting local industry and business development and other known factors which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may effect the local economy and more specifically the individual businesses.

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

Noninterest income increased $86,000 or 29.51%, to $378,000 for the three months ended March 31, 2003 from $292,000 for the comparable period ended 2002. Noninterest income increased $131,000 or 13.77% to $1,082,000 for the nine months ended March 31, 2003 from $951,000 for the comparable period ended 2002. For the three and nine month periods of 2003, miscellaneous fees and fees on deposit accounts increased by $57,000 and $126,000, respectively, as a result of an increase in core customers and related activity.

For the three and nine month periods of 2003, gains on sales of fixed rate loans and income from loan servicing activity decreased $2,000 and $5,000, respectively, as a result of the change in management strategy toward retaining fixed rate 1-4 family mortgage loans that would have been sold in prior periods, as noted above in the loan discussion. Until such time as the funds acquired in the deposit assumption have been invested into interest earning assets, management expects to maintain its strategy of retaining 1-4 family mortgages. Therefore, future gains and servicing income should continue to decline accordingly.

Noninterest expense increased $339,000 or 26.12%, to $1,638,000 for the three months ended March 31, 2003, from $1,299,000 for the comparable 2002 period. Noninterest expense increased $698,000 or 18.81%, to $4,409,000 for the nine months ended March 31, 2003 from $3,711,000 for the comparable period ended 2002. For the three and nine month periods ended March 31, 2003, compensation and employee benefits increased $140,000 and $261,000, respectively. The increase in compensation and employee benefits for the three and nine month periods ended March 31, 2003 due to the four branch acquisitions and de novo branch opening over the past two fiscal years totalled $83,000 and $180,000, respectively. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $144,000 and $303,000 for the three and nine-month periods ended March 31, 2003, respectively. Such increases are primarily due to the operation of the four new branches acquired since September 2001 and the opening of the de novo branch in September 2002. For the three and nine month period ended March 31, 2003, other expenses have increased $55,000 and $134,000, respectively. The increase in other expense is due to increases in supplies and communications of $25,000 and $40,000, in fees paid for ATM and consumer card usage of $9,000 and $35,000, and in fees paid to the Federal Reserve for item processing of $5,000 and $9,000, for the three and nine month periods, respectively. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers created primarily by four branch purchases and the de novo branch opening over the past two fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had commitments to fund loans of approximately $4,599,844. These loan commitments are expected to be funded by April 30, 2003.

Management monitors both the Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2003, both the Company and the Bank exceeded the minimum capital requirements, including risk-based and leveraged capital ratios. The Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 4.01% and 10.93%, 10.38% and 5.83%, respectively, at March 31, 2003.

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
                                               Three Months Ended March 31,
                                            -----------------------------------
                                             2003         Vs         2002
                                            -----------------------------------
                                                   Increase (Decrease)
                                                         Due to
                                            -----------------------------------
                                               Volume      Rate          Net
                                            -----------------------------------
Interest Income:
    Loans                                   $  628,542   $(319,128)    $309,414
    Investments                                485,331    (309,336)     175,995
                                            -----------------------------------
      Total interest-earning assets          1,113,873    (628,464)     485,409
                                            -----------------------------------
Interest Expense
    Core Deposits                              161,380    (207,282)     (45,902)
    Certificates of Deposit                    460,994    (281,957)     179,037
    FHLB Borrowings                              1,253           -        1,253
    Other Borrowings                            94,036           -       94,036
                                            -----------------------------------
      Total interest-bearing liabilities       717,663    (489,239)     228,424
                                            -----------------------------------

Change in net interest income               $  396,210   $(139,225)    $256,985
                                            ===================================

                                                Nine Months Ended March 31,
                                           -------------------------------------
                                              2003          Vs          2002
                                           -------------------------------------
                                                  Increase (Decrease)
                                                         Due to
                                           -------------------------------------
                                              Volume        Rate         Net
                                           -------------------------------------
Interest Income:
    Loans                                  $1,825,280   $(1,207,506)  $ 617,774
    Investments                               644,199      (550,656)     93,543
                                           -------------------------------------
      Total interest-earning assets         2,469,479    (1,758,162)    711,317
                                           -------------------------------------

Interest Expense
    Core Deposits                             390,963      (432,374)    (41,411)
    Certificates of Deposit                   895,255    (1,071,273)   (176,018)
    FHLB Borrowings                            (1,196)            -      (1,196)
    Other Borrowings                           94,036             -      94,036
                                           -------------------------------------
      Total interest-bearing liabilities    1,379,058    (1,503,647)   (124,589)
                                           -------------------------------------

Change in net interest income              $1,090,421   $  (254,515)  $ 835,906
                                           =====================================

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

                                                                     Three-Month Period Ended March 31,
                                              -----------------------------------------------------------------
                                                            2003                                  2002
                                              --------------------------------  -------------------------------
                                               Average                Average    Average               Average
                                               Balance    Interest  Yield/Cost   Balance  Interest   Yield/Cost
                                              ---------   --------  ----------  --------  --------   ----------

Interest-earning assets:
  Loans receivable (1)                        $198,431     $3,372     6.80%     $164,617   $3,063      7.44%
  Investment securities (2)                     53,000        325     2.45%       19,498      182      3.74%
  Mortgage-backed securities                    15,597        175     4.49%        9,386      142      6.05%
                                              --------     ------     ----      --------   ------      ----
     Total interest-earning assets             267,028      3,872     5.80%      193,501    3,387      7.00%
                                                           ------     ----                 ------      ----
Non-interest-earning assets                     13,449                             7,988
                                              --------                          --------
     Total assets                             $280,477                          $201,489
                                              ========                          ========

Interest-bearing liabilities:
  Interest-bearing demand deposits            $ 43,285        168     1.55%     $ 26,140      157      2.41%
  Certificates of deposit                      136,232      1,246     3.66%       97,405    1,068      4.38%
  Savings deposits                              42,607        163     1.53%       33,189      220      2.65%
  FHLB Borrowings                               21,167        288     5.44%       20,000      286      5.73%
  Other Borrowings                               7,200         94     5.66%            -        -         -
                                              --------     ------     ----      --------   ------    ------
     Total interest-bearing liabilities        250,491      1,959     3.13%      176,734    1,731      3.92%
                                                           ------     ----                 ------    ------
Non-interest bearing liabilities                10,730                             7,299
                                              --------                          --------
     Total liabilities                         261,221                           184,033
Stockholders' equity                            19,256                            17,456
                                              --------                          --------
     Total liabilities and stockholders'
       equity                                 $280,477                          $201,489
                                              ========                          ========

Net interest income                                        $1,913                          $1,656
                                                           ======                          ======
Interest rate spread (3)                                              2.67%                            3.08%
                                                                      ====                             ====
Net Yield on interest-earning assets (4)                              2.87%                            3.42%
                                                                      ====                             ====
Ratio of average interest-earning assets  to
  average interest-bearing liabilities                              106.60%                          109.49%
                                                                    ======                           ======


------------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                                     Nine-Month Period Ended March 31,
                                              -------------------------------------------------------------------
                                                            2003                                  2002
                                              ---------------------------------  --------------------------------
                                               Average                 Average    Average                Average
                                               Balance    Interest   Yield/Cost   Balance   Interest   Yield/Cost
                                              ---------   --------   ----------  ---------  --------   ----------

Interest-earning assets:
  Loans receivable (1)                        $184,904     $9,712      7.00%      $153,968   $ 9,094     7.88%
  Investment securities (2)                     34,837        743      2.84%        18,920       620     4.37%
  Mortgage-backed securities                    11,097        416      5.00%         9,538       445     6.23%
                                              --------    -------    ------       --------   -------   ------
     Total interest-earning assets             230,838     10,871      6.28%       182,426    10,159     7.43%
                                                          -------    ------                  -------   ------
Non-interest-earning assets                     10,638                               7,695
                                              --------                            --------
     Total assets                             $241,476                            $190,121
                                              ========                            ========

Interest-bearing liabilities:
  Interest-bearing demand deposits             $34,171        449      1.75%       $23,815       449     2.51%
  Certificates of deposit                      117,430      3,367      3.82%        93,697     3,537     5.03%
  Savings deposits                              38,496        526      1.82%        28,134       573     2.72%
  FHLB Borrowings                               20,789        873      5.60%        20,000       874     5.83%
  Other Borrowings                               2,400         94      5.66%             -         -        -
                                              --------    -------    ------       --------   -------   ------
     Total interest-bearing liabilities        213,286      5,309      3.32%       165,646     5,433     4.38%
                                                          -------    ------                  -------   ------
Non-interest bearing liabilities                 9,270                               7,417
                                              --------                            --------
     Total liabilities                         222,556                             173,063
Stockholders' equity                            18,920                              17,058
                                              --------                            --------
     Total liabilities and stockholders'
       equity                                 $241,476                            $190,121
                                              ========                            ========

Net interest income                                       $ 5,562                            $ 4,726
                                                          =======                            =======
Interest rate spread (3)                                               2.96%                             3.05%
                                                                     ======                            ======
Net Yield on interest-earning assets (4)                               3.21%                             3.45%
                                                                     ======                            ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                               108.23%                           110.13%
                                                                     ======                            ======

------------------
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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


                                                          March 31,   June 30,
                                                            2003        2002
                                                          ---------   --------

Loans on a nonaccrual basis                                $  926       $  864
Loans past due 90 days or more and still accruing             689        1,148
                                                           ------       ------
         Total nonperforming loans                          1,615        2,012
                                                           ------       ------

Other real estate                                             810          645
Repossessed assets                                             11           18
                                                           ------       ------
         Total nonperforming assets                        $2,436       $2,675
                                                           ------       ------


Nonperforming loans as a percentage of total net loans      0.78%        1.17%
                                                           =====        =====

Nonperforming assets as a percentage of total assets        0.75%        1.25%
                                                           =====        =====

Allowance for loan losses to nonperforming loans           60.92%       48.16%
                                                           =====        =====


Nonaccrual loans at March 31, 2003, consisted of $502,483 in one-to-four family residential mortgages, $197,822 in multi-family mortgages, and $225,498 in non-residential real estate mortgages.

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

As of March 31, 2003, the total investment in impaired loans was $580,946, and such amount was subject to a specific allowance for loan losses of $80,530. The average investment in the impaired loans for the nine-month period ended March 31, 2003 was $936,776. The interest income potential based upon the original terms of the contracts of these impaired loans was $69,908 for the nine-month period ended March 31, 2003. A total of $39,024 of interest income has been recognized for the nine-month period ended March 31, 2003.

During the nine-month period ended March 31, 2003, the Company foreclosed upon two loans with combined balances of $376,921 that were classified as impaired at June 30, 2002. As a result of the foreclosure action, the assets collateralizing the loans were added to "Other Real Estate" in the amount of $270,000, which resulted in a write down to the allowance for loan losses during the period ended March 31, 2003 of $137,517.

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



The following is a breakdown of the loan portfolio composition at March 31, 2003 and June 30, 2002:

                                      March 31,            June 30,
                                        2003                 2002
                                    -------------        -------------
Mortgage loans:
    1-4 family                      $113,779,221          $91,663,131
    Multi-family                       8,092,751            6,864,328
    Non-residential                   38,282,488           36,146,830
    Construction                       6,210,959            4,338,936
                                    ------------         ------------
                                     166,365,419          139,013,225
                                    ------------         ------------
Consumer Loans:
    Home Improvement                     919,569              943,384
    Automobile-Direct                  8,206,375            7,377,763
    Automobile-Indirect               13,519,515            9,798,701
    Share loans                        1,822,643            1,589,842
    Other                              2,555,479            2,613,244
                                    ------------         ------------
                                      27,023,581           22,322,934
                                    ------------         ------------

Commercial Loans                      17,531,294           14,824,483

Less:
    Loans in process                   4,087,926            2,961,044
    Net deferred loan fees               106,982               84,643
    Allowance for loan losses            983,489              969,088
                                    ------------         ------------
                                       5,178,397            4,014,775
                                    ------------         ------------
         Total                      $205,741,897         $172,145,867
                                    ============         ============

ITEM 3 - CONTROLS AND PROCEDURES
         -----------------------

(1) Evaluation of disclosure controls and procedures - Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(2) Changes in internal controls - There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------

         NONE

Item 2 - Changes in Securities and Use of Proceeds
         -----------------------------------------

         NONE

Item 3 - Defaults upon Senior Securities
         -------------------------------

         NOT APPLICABLE

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         NONE

Item 5 - Other Information
         -----------------

         NONE

Item 6 - Exhibits and reports on Form 8-K
         --------------------------------

         (a) List of Exhibits:

          3 (i) Certificate of Incorporation of Advance Financial Bancorp*
          3 (ii) Amended Bylaws of Advance Financial Bancorp
          4 (i) Specimen Stock Certificate*
          4 (ii) Shareholders Rights Plan**
          10 Employment Agreement between the Bank and Stephen M. Gagliardi***
          10.1 1998 Stock Option Plan****
          10.2 Restricted Stock Plan and Trust Agreement****
          99 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

                                       Advance Financial Bancorp



Date:  May 13, 2003                    By: /s/ Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer




Date:  May 13, 2003                    By: /s/ Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Financial Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date:  May 13, 2003                          /s/ Stephen M. Magnone
                                             -----------------------------------
                                             Stephen M. Magnone
                                             Treasurer (Chief Financial Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date:  May 13, 2003                        /s/ Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer