Form 10KSB
period 2003-06-30
ADVANCE FINANCIAL BANCORP
filed 2003-09-23
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report  pursuant to section 13 or 15 (d) of the  Securities  Exchange
    Act of 1934

         For the fiscal year ended   June 30, 2003
                                   ----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from          to            .
                                               --------     ----------

Commission File No. 0-21885

                            Advance Financial Bancorp
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                           55-0753533
------------------------------------         --------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification No.)

1015 Commerce Street, Wellsburg, West Virginia           26070
----------------------------------------------        -----------
(Address of Principal Executive Offices)               (Zip Code)


Issuer's Telephone Number, Including Area Code:    (304) 737-3531
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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $16.3 million

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at September 3, 2003, was $23.3 million.

         As of September 3, 2003, there were issued and outstanding 932,285 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 2003. (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 2003. (Part III)

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

         On September 18, 2002, the Bank began operations in its newly constructed de novo branch facility located on Dunbar Avenue in Steubenville, Ohio. The costs of the facility totalled approximately $850,000 and was paid for with cash from current operations.

         On February 7, 2003, the Company completed the Deposit Assumption and Branch Purchase of two Steubenville, Ohio branch offices of The Second National Bank of Warren. With the completion of the acquisition, the Company added two additional branches.

         Effective June 30, 2003, the Bank closed its branch office located on Market Street in Steubenville, Ohio. The Market Street location was one of the two branches acquired from The Second National Bank of Warren, Ohio as of February 7, 2003. The closure was due to the branch's close proximity
(approximately 1.1 miles) to the de novo branch built on Dunbar Avenue in Steubenville, Ohio and opened in September 2002. After the closure, the Company operates seven full service facilities.

         The Bank is a federally chartered stock savings bank headquartered in Wellsburg, West Virginia. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential real estate, non-residential real estate, and consumer and commercial assets. To a lesser extent, the Bank also originates multi-family real estate loans.

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


                                                                                 June 30,
                                -------------------------------------------------------------------------------------------------

                                      2003                 2002                2001                  2000              1999
                                -----------------    ----------------     ---------------      ----------------    --------------

                                   $         %         $           %         $       %            $        %          $        %
Type of Loans:
Real Estate Loans:
  One- to four-family........  $126,107     53.14% $ 91,665     52.03%   $ 64,696   48.88%    $62,163    50.81%  $ 59,674    53.45%
  Non-residential............    39,099     16.48    36,147     20.52      27,957   21.12      24,544    20.06     23,216    20.80
  Multi-family ..............     8,227      3.47     6,864      3.90       6,003    4.54       5,470     4.47      2,689     2.41
  Construction...............    10,075      4.25     4,339      2.46       2,456    1.86       3,242     2.65      2,073     1.86
                               --------   -------  --------    ------    --------  ------     -------  -------   --------  -------
Total real estate loans         183,508     77.34   139,015     78.91     101,112   76.40      95,419    77.99     87,652    78.52
                               --------   -------  --------    ------    --------  ------     -------  -------   --------  -------
Consumer Loans:
  Automobile.................    30,902     13.02    17,176      9.75      13,000    9.82      10,904     8.91      8,648     7.74
  Other......................     2,687      1.13     2,613      1.48       2,779    2.10       2,676     2.19      2,385     2.14
  Share......................     1,915      0.81     1,590      0.90       1,595    1.21       1,406     1.15      1,360     1.22
  Home improvement...........       900      0.38       943      0.54       1,208    0.91       1,439     1.18      1,195     1.07
                               --------   -------  --------    ------    --------  ------     -------  -------      -----  -------
Total consumer loans             36,404     15.34    22,322     12.67      18,582   14.04      16,425    13.43     13,588    12.17
                               --------   -------  --------    ------    --------  ------     -------  -------   --------  -------

Commercial business loans....    17,384      7.32    14,824      8.42      12,651    9.56      10,500     8.58     10,388     9.31
                               --------   -------  --------   -------    -------- -------     -------  -------   --------  -------
     Total loans                237,296    100.00%  176,161    100.00%    132,345  100.00%    122,344   100.00%   111,628   100.00%
                                          =======             =======             =======              =======             =======
Less:
  Loans in process...........    (6,845)             (2,966)               (1,861)             (1,813)             (1,007)
  Deferred loan origination
    fees and costs...........      (116)                (80)                 (109)               (128)               (139)
  Allowance for loan losses..    (1,096)               (969)                 (779)               (682)               (582)
                               --------            --------              --------            --------            --------
     Total loans, net          $229,239            $172,146              $129,596            $119,721            $109,900
                               ========            ========              ========            ========            ========

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio, at June 30, 2003. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.



                                                Due after
                                  Due within    1 through   Due after
                                    1 year       5 years     5 years     Total
                                    ------       -------     -------     -----
                                                  (In Thousands)

One- to four-family real estate..   $13,570      $ 5,551    $106,986  $126,107
Non-residential real estate......     2,580        2,360      34,159    39,099
Multi-family real estate.........       542          497       7,188     8,227
Construction.....................    10,075           --          --    10,075
Consumer loans...................     1,276       24,477      10,651    36,404
Commercial business loans........    12,278          789       4,317    17,384
                                     ------       ------     -------   -------
Total............................   $40,321      $33,674    $163,301  $237,296
                                     ======       ======     =======   =======


         The following table sets forth as of June 30, 2003 the dollar amount of all loans due after June 30, 2004, which have fixed interest rates and floating or adjustable interest rates.


                                                   Floating or
                                    Fixed Rates  Adjustable Rates    Total
                                    -----------  ----------------    -----
                                                 (In Thousands)
One- to four-family real estate....  $ 70,991         $41,546      $112,537
Non-residential real estate........    19,110          17,409        36,519
Multi-family real estate...........     4,019           3,666         7,685
Consumer loans.....................    34,760             368        35,128
Commercial business loans..........     4,512             594         5,106
                                      -------          ------       -------
    Total..........................  $133,392         $63,583      $196,975
                                      =======          ======       =======

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

         The Registrant's one-to four-family residential loan portfolio also includes second mortgage loans and home equity loans. Such loans are generally secured by second liens on one-to four-family residential real estate. At June 30, 2003, such loans totaled $13,806,000, or 11%, of the Registrant's one-to four- family residential loan portfolio.

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

         Construction Loans. The Registrant originates construction loans primarily for the construction of single family dwellings. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 12 months. At June 30, 2003, there were no construction loans to builders. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans. At June 30, 2003 construction on loans to individuals totaled $4,445,000. Construction financing generally has a higher degree of credit risk than one-to four-family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Registrant may have a completed project with a value too low to assure full repayment of the loan.

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

         Consumer Loans. Consumer loans primarily consist of direct and indirect automobile loans. Direct automobile loans are generally originated with terms of up to 6 years for new automobiles and up to 5 1/2 years for used automobiles. Indirect automobile loans are purchased from automobile dealers with whom the Registrant generally provides floor plan financing. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is amortized as a yield adjustment using the interest method over the life of the loan. The fee is rebated to the Registrant, on a pro rata basis, if the loan is repaid within the first six months. The Registrant generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Registrant's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Direct and indirect automobile loans are secured by the new or used automobile. At June 30, 2003, automobile loans totaled $30,902,000 or, 85% of the Registrant's consumer loan portfolio. Of this amount, indirect automobile loans totaled $22,141,000 Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to four-family residential loans.

         The Registrant also makes a variety of other loans that totaled $5,502,000, or 15%, of total consumer loans at June 30, 2003. Included in this total are home improvement loans, credit card loans, loan secured by deposit accounts (share loans) and educational loans. Underwriting standards for these loans vary based on the loan type and the creditworthiness of the borrower.

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

         Loan Approval Authority and Underwriting. The Registrant has established various lending limits for its officers and maintains a loan committee. A report of all loans originated is presented to the Board of Directors monthly for ratification. The President, Senior Vice Presidents and the Senior Loan Officer each have the authority to approve applications for mortgage loans up to $100,000, other loans up to $50,000 for secured loans and up to $10,000 for unsecured loans. Fifteen other loan officers have authority to approve secured credit applications in varying amounts up to $40,000. The loan committee reviews all other applications for loans, whether secured or unsecured, and all loans in amounts above the lending limit described above.

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

         Loan Commitments. Written loan commitments are given to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. No commitment fees or points to secure commitments are charged to prospective borrowers. However, a customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Registrant. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30-day limit. At June 30, 2003, the Registrant had $9,262,000 of outstanding commitments to originate loans, $4,447,000 in undisbursed funds related to construction loans and $15,013,000 in unused lines of credit.

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

         Non-Performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15. The Registrant has six loans totalling $589,659 that meet the definition of impaired loans within SFAS 114, as amended by SFAS 118. These impaired loans have been subject to a specific allowance for loan losses of $80,104 at June 30, 2003. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totaled $83,192 for the year ended June 30, 2003. Of such amount, $50,087 was collected.



                                                                                 At June 30,
                                                  -----------------------------------------------------------
                                                   2003          2002          2001          2000        1999
                                                  -------      --------      --------      --------    ------
                                                                        (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family............................  $  619        $ 495        $ 252        $ 286       $  90
  Non-residential................................     745          327          240           16         317
  Multi-family...................................      35           42           --           --           2
  Construction...................................      --           --           --           --          47
  Commercial.....................................      --           --           --           --          --
Consumer.........................................      --           --           --            2          --
Commercial.......................................      --           --           --           --          --
                                                   ------       ------       ------        -----       -----
    Total non-accrual loans......................   1,399          864          492          304         456
                                                   ------       ------       ------        -----       -----
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family..........................      --           --           --           --          --
    Non-residential..............................      --           --           --           --          --
    Multi-family.................................      --           --           --           --          --
    Construction.................................      --           --           --           --          --
Consumer.........................................     676          413          140          189         220
Commercial.......................................   1,005          735          571           --          89
                                                   ------       ------       ------        -----       -----
Total accruing loans greater than 90 days past due: 1,681        1,148          711          189         309
                                                   ------       ------       ------        -----       -----
Total non-performing loans.......................   3,080        2,012        1,203          493         765
Real estate acquired in settlement of loans......     802          645          355          407          50
Other non-performing assets......................      29           18           13           21           9
                                                   ------       ------       ------        -----       -----
Total non-performing assets......................  $3,911       $2,675       $1,571        $ 921       $ 824
                                                   ======       ======       ======        =====       =====
Total non-performing loans to total loans........   1.30%        1.14%        0.92%        0.41%       0.69%
                                                    ====         ====         ====         ====        ====
Total non-performing loans to total assets.......   0.96%        0.94%        0.71%        0.34%       0.59%
                                                    ====         ====         ====         ====        ====
Total non-performing assets to total assets......   1.22%        1.25%        0.94%        0.63%       0.63%
                                                    ====         ====         ====         ====        ====


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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                          At June 30, 2003
                                          ----------------
                                           (In Thousands)

Special Mention..................               $1,438
Substandard......................                1,364
Doubtful.........................                  187
Loss.............................                   --
                                                 -----
Total............................               $2,989
                                                 =====

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:


                                                                               At June 30,
                                               ----------------------------------------------------------------------
                                                  2003             2002           2001          2000           1999
                                               ----------        --------       --------      ---------      ------
                                                                    (Dollars in Thousands)

Total loans outstanding.......................  $237,296        $176,171       $132,345       $122,344       $111,628
                                                ========        ========       ========       ========       ========

Average loans outstanding.....................   193,733         157,557        124,726        116,825        103,764
                                                 =======        ========       ========       ========       ========

Allowance balance (at beginning of period)....  $    969        $    779       $    682       $    582       $    478
Acquired allowance of OSFS (1)................        --             170             --             --             --
Provision.....................................       399             245            191            175            150
Charge-offs:
  Real estate.................................       (37)            (36)            --             --             (8)
  Consumer....................................      (164)           (122)           (77)           (54)           (20)
  Commercial..................................      (107)            (83)           (20)           (25)           (20)
Recoveries:
  Real estate.................................        --              --             --             --             --
  Consumer....................................        14              16              3              4              2
  Commercial..................................        22              --             --             --             --
                                                --------        --------       --------       --------       --------
Allowance balance (at end of period)..........  $  1,096        $    969       $    779       $    682       $    582
                                                ========        ========       ========       ========       ========


Allowance for loan losses as a percent of
     total loans outstanding..................      0.46%           0.55%         0 .59%         0 .56%         0 .52%
                                                ========        ========       ========       ========       ========
Net loans charged off as a percent of
     average loans outstanding................      0.14%           0.14%          0.08%         0 .06%         0 .04%
                                                ========        ========       ========       ========       ========


-----------------
(1) Acquired in connection with the Company's acquisition of Ohio State Financial Services, Inc. ("OSFS") and its wholly owned subsidiary Bridgeport Savings and Loan Association, completed on September 7, 2001.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.



                                                                         At June 30,
                          --------------------------------------------------------------------------------------------------------
                                2003                    2002                2001                    2000                     1999
                          --------------------------------------------------------------------------------------------------------
                                   Percent of              Percent of            Percent of           Percent of         Percent of
                                    Loans in                Loans in              Loans in             Loans in            Loans in
                                      Each                    Each                  Each                 Each                Each
                                  Category to             Category to           Category to           Category to        Category to
                          Amount  Total Loans    Amount   Total Loans  Amount   Total Loans   Amount Total Loans  Amount Total Loans
                          ------  -----------    ------   -----------  ------   -----------   ------ -----------  ------ -----------


Types of Loans
--------------
Real Estate:
  One- to four-family.....$  164     53.14%     $ 146        52.03%   $ 108        48.88%    $  93       50.81%   $  93       53.45%
  Non-residential ........   269     16.48        309        20.52      308        21.12       270       20.06      230       20.80
  Multi-family............    33      4.25         32         3.90       36         4.54        33        4.47       16        2.41
  Construction............    --      3.47         --         2.46       --         1.86        --        2.65       --        1.86
Consumer..................   354     15.34        231        12.67      176        14.04       129       13.43      115       12.17
Commercial................   276      7.32        251         8.42      151         9.56       157        8.58      128        9.31
                          ------   -------       ----      -------    -----      -------     -----     -------    -----     -------
     Total................$1,096    100.00%     $ 969       100.00%   $ 779       100.00%    $ 682      100.00%   $ 582      100.00%
                          ======   =======       ====      =======    =====      =======     =====     =======    =====     =======

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


                                                                            Year Ended June 30,
                                   ------------------------------------------------------------------------------------------------

                                                 2003                              2002                         2001
                                   -------------------------------    ------------------------------  -----------------------------

                                    Average              Average      Average              Average    Average             Average
                                    Balance    Interest Yield/Cost    Balance   Interest  Yield/Cost  Balance  Interest  Yield/Cost
                                    -------    -------- ----------    -------   --------  ----------  -------  --------  ----------

Interest-earning assets:
  Loans receivable (1)             $193,733    $13,347   6.89%      $157,557      $12,209    7.75%   $124,726   $10,611    8.51%
  Investment securities (2)          40,863      1,084   2.65%        20,165          832    4.12%     18,060     1,114    6.17%
  Mortgage-backed securities         14,817        666   4.50%         9,490          582    6.14%      6,595       439    6.66%
                                   --------    ------- ------       --------      -------  ------    --------   ------- --------
     Total interest-earning
       assets                       249,413     15,097   6.05%       187,212       13,623    7.28%    149,381    12,164    8.15%
                                               ------- ------                     -------  ------               ------- --------
Non-interest-earning assets          12,464                            7,789                            7,094
                                   --------                         --------                         --------
     Total assets                  $261,877                         $195,001                         $156,475
                                   ========                         ========                         ========

Interest-bearing liabilities:
  Interest-bearing demand
       deposits                    $ 39,465    $   627   1.59%      $ 25,010      $   608    2.43%   $ 19,534       637    3.26%
  Certificates of deposit           127,871      4,606   3.60%        95,157        4,577    4.81%     81,172     4,874    6.00%
  Savings deposits                   41,066        685   1.67%        29,966          812    2.71%     17,499       488    2.79%
  FHLB borrowings                    20,291      1,163   5.73%        20,000        1,164    5.82%     16,563     1,003    6.06%
  Other borrowings                    3,900        178   4.56%            --           --      --          --        --      --
     Total interest-bearing        --------    ------- ------       --------      -------  ------    -------    -------    ----
       liabilities                  232,593      7,259   3.12%       170,133        7,161    4.21%    134,768     7,002    5.20%
                                   --------    ------- ------       -------       -------  ------    --------   -------    ----
Non-interest bearing
       liabilities                   10,170                            7,608                            5,960
                                   --------                         --------                         --------
     Total liabilities              242,763                          177,741                          140,728
Stockholders' equity                 19,114                           17,260                           15,747
                                   --------                         --------                         --------
     Total liabilities and
       stockholders' equity        $261,877                         $195,001                         $156,475
                                   ========                         ========                         ========

Net interest income                            $ 7,838                            $ 6,462                       $ 5,162
                                               -------                            -------                       -------
Interest rate spread (3)                                 2.93%                               3.07%                         2.95%
                                                       ------                              ------                        ------
Net Yield on interest-earning
       assets (4)                                        3.14%                               3.45%                         3.46%
                                                       ------                              ------                        ------
Ratio of average interest-earning
       assets  to average
       interest-bearing liabilities                    107.23%                             110.04%                       110.84%
                                                       ------                              ------                        ------

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



                                                Year Ended June 30,                  Year Ended June 30,
                                         ----------------------------------  -----------------------------------
                                                    2003 vs 2002                        2002 vs 2001
                                         ----------------------------------  -----------------------------------
                                                Increase (Decrease)                  Increase (Decrease)
                                                       Due to                              Due to
                                         ----------------------------------  -----------------------------------

                                          Volume       Rate         Net        Volume        Rate        Net
                                        ----------------------------------   -----------------------------------

                                                               (Dollars in Thousands)

Interest Income:
  Loans receivable                      $2,812     $(1,674)      $1,138       $2,748     $(1,151)      $1,597
  Investment securities                    835        (583)         252          122        (404)        (282)
  Mortgage-backed securities               394        (310)          84          189         (46)         143
                                        ------     -------       ------       ------     -------       ------
     Total interest-earning assets       4,041      (2,567)       1,474        3,059      (1,601)       1,458
                                        ------     -------       ------       ------     -------       ------

Interest Expense:
  Interest-bearing demand deposits         331        (322)           9          176        (205)         (29)
  Certificates of Deposit                1,570      (1,537)          33          839      (1,136)        (297)
  Savings Deposits                         299        (420)        (121)         349         (25)         324
  FHLB borrowings                           66         (67)          (1)         207         (46)         161
  Other borrowings                         178          --          178           --          --           --
                                        ------     -------       ------       ------     -------       ------
     Total interest-bearing
           liabilities                   2,444      (2,346)          98        1,571      (1,412)         159
                                        ------     -------       ------       ------     -------       ------

Net change in interest income           $1,597     $  (221)      $1,376       $1,488     $  (189)      $1,299
                                        ======     ========      ======       ======     ========      ======

Investment Activities

         The Registrant is required under federal regulations to maintain a sufficient amount of liquid assets which may be invested in specified short-term securities and certain other investments. The OTS does not prescribe by regulations a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short- term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2003, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" at a fair value of $48,892,777 and $20,374,599, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At June 30, 2003, the Registrant's securities available for sale had an amortized cost of $19,619,281 and market value of $20,374,599. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2003, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         At June 30, 2003, the Registrant's securities portfolio did not contain any securities of an issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.


                                                                        At June 30,
                                                         ----------------------------------------
                                                           2003              2002           2001
                                                         --------          -------        -------
                                                                        (In Thousands)
Securities held to maturity:
  Interest-bearing deposits in other financial            $ 13,164       $  9,995         $ 7,375
institutions..........................................
  U.S. government agency securities...................      12,000             --             750
  FHLB stock..........................................       1,679          1,058           1,075
  Mortgage-backed securities..........................      18,643          1,397           1,595
  Municipal bond obligations..........................       3,088             --              --
                                                           -------        -------          ------
    Total securities held to maturity.................      48,574         12,450          10,795
                                                           -------        -------          ------
Securities available for sale:
  U.S. government and agency securities...............       3,030          4,868           2,933
  Time deposits.......................................          --            230              --
  Common stock........................................          --             --             373
  Money fund securities...............................          15             17              20
  Mortgage-backed securities..........................       8,980          7,792           8,383
  Municipal bond obligations..........................       6,305          5,924           5,819
  Corporate bond obligations..........................       2,043          1,960           2,003
                                                           -------        -------          ------
    Total securities available for sale...............      20,373         20,791          19,531
                                                           -------        -------          ------
Total investment and mortgage-backed securities.......    $ 68,947       $ 33,241         $30,326
                                                           =======        =======          ======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2003. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.





                                                                         At June 30, 2003
                                  -----------------------------------------------------------------------------------------------
                                  Less than 1 year       1 to 5 years  Over 5 to 10 years  Over 10 years       Total Securities
                                  ----------------       ------------  ------------------  -------------     --------------------
                                  Carrying   Average  Carrying Average Carrying Average  Carrying Average Carrying          Market
                                   Value      Yield    Value    Yield   Value    Yield    Value   Yield    Value    Yield   Value
                                   -----     ------    -----    -----   -----    -----    -----   -----    -----    -----   -----

Securities held to maturity:
  Interest-bearing deposits in
    other financial institutions.. $13,164     1.13%        -       -% $     -      -%        -       -%  $13,164   1.13% $13,164
  U.S. government and agency
    securities....................       -        -    11,002    2.80      998   3.00         -       -    12,000   2.82   12,088
  Municipal bond obligations......       -        -         -       -        -      -     3,088    4.52     3,088   4.52    3,210
  FHLB stock......................   1,679     2.25         -       -        -      -         -       -     1,679   2.25    1,679
  Mortgage-backed securities......       -        -     5,828    4.32    7,204   4.65     5,611    5.34    18,643   4.76   18,751
                                   -------     ----   -------    ----  -------   ----   -------    ----   -------   ----  -------
      Total securities held
           to maturity............ $14,843     1.26%  $16,830    3.33% $ 8,202   4.45%  $ 8,699    5.05%   48,574   3.20% $48,892
                                   -------     ----   -------    ----  -------   ----   -------    ----   -------   ----  -------

Securities available for sale:
  U.S. government and agency
    securities....................       -        -%  $ 3,030    3.25% $     -      -%        -       -%  $ 3,030   3.25% $ 3,030
  Money fund securities...........       -        -        15    4.42        -      -         -       -        15   4.42       15
  Municipal bond obligations......       -        -         -       -        -      -     6,305    5.31     6,305   5.31    6,305
  Corporate bond obligations......   2,043     5.85         -       -        -      -         -       -     2,043   5.85    2,043
  Mortgage-backed securities......       -        -       142    5.50    2,515   4.69     6,323    5.34     8,980   5.16    8,980
                                   -------     ----   -------    ----  -------   ----   -------    ----   -------   ----  -------
      Total securities available
           for sale...............   2,043     5.85     3,187    3.35    2,515   4.69    12,628    5.33    20,373   4.99   20,373
                                   -------     ----   -------    ----  -------   ----   -------    ----   -------   ----  -------

Total investment and
    mortgage-backed securities.... $16,886     1.81%  $20,017    3.33% $10,717   4.51%  $21,327    5.22%  $68,947   3.73% $69,265
                                   =======     ====   =======    ====  =======   ====   =======    ====   =======   ====  =======



--------------------------
(1) Computed at actual value and not tax equivalent rate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2003, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2003.



                       Maturity Period                             Time Deposits
                       ---------------                             -------------
                                                                  (In Thousands)

Within three months...........................................       $ 2,132
More than three through six months............................         2,326
More than six through nine months.............................         3,268
Over nine months..............................................        13,072
                                                                      ------
         Total................................................       $20,798
                                                                      ======

Borrowings

         The Registrant may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2003, borrowings with the FHLB totaled $20,000,000, which were classified as long-term.

         Other borrowings at June 30, 2003 consisted of $7.2 million of floating rate trust capital securities. In December 2002, the Company formed a wholly owned subsidiary, Advance Statutory Trust I (the "Trust"). On December 19, 2002, the Trust issued and sold $7.2 million of floating rate capital securities in a pooled trust offering. The interest rate resets every quarter to 3-month LIBOR plus 3.25% with an initial rate of 4.66%. The current rate in effect until September 26, 2003 is 4.26%. The capital securities mature in 2032, and the Company has the right to redeem the securities prior to the maturity date but no sooner than five years after the issuance. The proceeds were used for the acquisition of two branches from Second National Bank of Warren, which was completed as of the close of business February 7, 2003.

Employees

         At June 30, 2003, the Registrant had 94 full-time and 2 part-time employees. None of the

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

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the FDIC to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the assessment rate for most savings institutions is 0%. The Bank currently qualifies for the lowest assessment rate under the risk-based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2003, the Registrant's lending limit for loans to one borrower was approximately $4,062,250 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2003, the Bank was in compliance with its regulatory capital requirements.

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

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2003, the Bank was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2003, the Bank was in compliance with its QTL requirement, with 92.61%of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property
--------------------------------

         (a)      Properties.

                  The Registrant operates from its main office and six branch offices.


                                                                     Year Leased
Locations                                  Leased or Owned           or Acquired
---------                                  ---------------           -----------

MAIN OFFICE:
  1015 Commerce Street                      Owned                       1984
  Wellsburg, West Virginia

BRANCH OFFICES:
  1409 Main Street                          Leased (1)                  1996
  Follansbee, West Virginia

  805 Main Street
  Wintersville, Ohio                        Leased (2)                  1997

  435 Main Street                           Owned                       2001
  Bridgeport, Ohio

  4000 Central Avenue                       Owned                       2001
  Shadyside, Ohio

  125 Dunbar Avenue                         Leased (3)                  2002
  Steubenville, Ohio

  4420 Sunset Boulevard                     Owned                       2003
  Steubenville, Ohio

                  ----------------------

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

                  (3) The Bank holds a 20 year lease on the land on which its branch office is located. The Bank owns the branch building.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended June 30, 2003 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
------------------------------------------------------------------------

         Not applicable.

Item 8A.  Controls and Procedures.
----------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical
Information."

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

         (d)      Securities Authorized for Issuance Under Equity Compensation
                  Plans

         Set forth  below is  information  as of June 30,  2003 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                    EQUITY COMPENSATION PLAN INFORMATION

                                           (a)                       (b)                       (c)
                                                                                        Number of securities
                                  Number of securities        Weighted-average        remaining available for
                                    to be issued upon        exercise price of         future issuance under
                                       exercise of              outstanding          equity compensation plans
                                  outstanding options,       options, warrants         (excluding securities
                                  warrants and rights           and rights           reflected in column (a))
                                  --------------------          -----------          ------------------------
Equity compensation plans
approved by shareholders:

1998 Stock Option Plan..........         65,061                    $18.75                      43,384

Restricted Stock Plan...........              -                         -                       1,954

Equity compensation plans
not approved by shareholders(1).
                                           N/A                       N/A                         N/A
                                         ------                      ---                       ------
     TOTAL......................         65,061                    $18.75                      45,338
                                         ======                     =====                      ======

---------------
(1) Not applicable.

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

          1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2003, together with the related notes and the independent auditors' report of S. R. Snodgrass, A.C. independent certified public accountants.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)  List of Exhibits:

                    3(i) Certificate  of  Incorporation  of  Advance   Financial
                         Bancorp *
                    3(ii) Amended Bylaws of Advance Financial Bancorp*****
                    4(i) Specimen Stock Certificate *
                    4(ii) Shareholder Rights Plan **
                    10   Employment  Agreement  between  the Bank and Stephen M.
                         Gagliardi ***
                    10.1 1998 Stock Option Plan ****
                    10.2 Restricted Stock Plan and Trust Agreement ****
                    13   Portions of the 2003 Annual Report to Stockholders
                    21   Subsidiaries   of  the   Registrant   (See   "Item   1-
                         Description of Business")
                    23   Consent of S.R. Snodgrass, A.C.
                    31   Certification   pursuant   to   Section   302   of  the
                         Sarbanes-Oxley Act of 2002
                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002

               (b)  Not Applicable.

         ------------------------------------

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

          *****Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 23, 2003.


                                                ADVANCE FINANCIAL BANCORP



                                             By:/s/Stephen M. Gagliardi
                                                -----------------------
                                                Stephen M. Gagliardi
                                                President, Chief Executive Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 23, 2003.



/s/Stephen M. Gagliardi                                       /s/Dominic J. Teramana, Jr.
------------------------------------------------              --------------------------
Stephen M. Gagliardi                                          Dominic J. Teramana, Jr.
President, Chief Executive Officer and Director               Director
(Principal Executive Officer)


/s/John R. Sperlazza                                          /s/Kelly M. Bethel
------------------------------------------------              --------------------------
John R. Sperlazza                                             Kelly M. Bethel
Director                                                      Director


/s/William E. Watson                                          /s/Frank Gary Young
------------------------------------------------              --------------------------
William E. Watson                                             Frank Gary Young
Director                                                      Director


/s/William B. Chesson                                         /s/Walker Peterson Holloway, Jr.
------------------------------------------------              --------------------------
William B. Chesson                                            Walker Peterson Holloway, Jr.
Director                                                      Director


/s/Stephen M. Magnone
------------------------------------------------
Stephen M. Magnone
Treasurer
(Principal Accounting Officer)

