Form 10QSB
period 2003-09-30
ADVANCE FINANCIAL BANCORP
filed 2003-11-13
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10QSB


{x}  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

{ }    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT


For the transition period from ________________to__________________


                         Commission file Number 0-21885

                            Advance Financial Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                   55-0753533
--------------------------------               --------------------------------
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

       Class:  Common Stock, par value $.0667 per share
        Outstanding at November 12, 2003: 1,398,427


Transitional Small Business Disclosure Format ( check one):
Yes_____  No__x__

                            Advance Financial Bancorp

                                      Index



                                                                          Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheet( Unaudited) as of
                   September 30, 2003 and June 30, 2003                     3

                 Consolidated Statement of Income (Unaudited)
                   For the Three Months ended September 30, 2003
                   and 2002                                                 4

                 Consolidated Statement of Cash Flows (Unaudited)
                   For the Three Months ended September 30, 2003 and
                   2002                                                     5

                 Notes to the Unaudited Consolidated Financial Statements  6-7


        Item 2 - Management's Discussion and Analysis                      8-14


        Item 3 - Control and Procedures                                     15


Part II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                          16

        Item 2 - Changes in Securities                                      16

        Item 3 - Default Upon Senior Securities                             16

        Item 4 - Submissions of Matters to a vote of Security Holders       16

        Item 5 - Other Information                                          16

        Item 6 - Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                                  17

                             ADVANCE FINANCIAL BANCORP
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                  SEPTEMBER 30,      JUNE 30,
                                                                                     2003             2003
                                                                                 -------------    -------------
ASSETS
     Cash and cash equivalents:
       Cash and amounts due from banks                                           $   2,317,272    $   2,906,568
       Interest bearing deposits with other institutions                             1,776,449       13,163,753
                                                                                 -------------    -------------
          Total cash and cash equivalents                                            4,093,721       16,070,321
                                                                                 -------------    -------------
     Investment securities:
       Securities held to maturity (fair value of $14,242,672 and $15,298,606)      14,087,631       15,086,475
       Securities available for sale                                                11,288,661       11,394,701
                                                                                 -------------    -------------
          Total investment securities                                               25,376,292       26,481,176
                                                                                 -------------    -------------

     Mortgaged-backed securities:
       Securities held to maturity (fair value of $15,969,777 and $18,751,018)      16,066,720       18,642,532
       Securities available for sale                                                 7,610,094        8,979,898
                                                                                 -------------    -------------
          Total mortgage-backed securities                                          23,676,814       27,622,430
                                                                                 -------------    -------------
     Loans held for sale                                                             2,518,114        5,687,708
     Loans receivable,  (net of allowance for loan losses
          of $1,275,031 and $1,095,822 )                                           253,507,750      229,239,547
     Office properties and equipment, net                                            4,977,291        5,069,073
     Federal Home Loan Bank Stock, at cost                                           2,578,000        1,679,400
     Accrued interest receivable                                                     1,500,282        1,447,525
     Goodwill                                                                        4,700,472        4,700,472
     Other intangibles, net                                                          1,664,820        1,709,413
     Other assets                                                                    2,419,590        2,193,526
                                                                                 -------------    -------------
          TOTAL ASSETS                                                           $ 327,013,146    $ 321,900,591
                                                                                 =============    =============
LIABILITIES:
     Deposits                                                                    $ 265,194,698    $ 272,828,932
     Advances from Federal Home Loan Bank                                           32,500,000       20,000,000
     Other Borrowings                                                                7,200,000        7,200,000
     Advance payments by borrowers for taxes and insurance                             422,535          507,049
     Accrued interest payable and other liabilities                                  1,156,313        1,276,657
                                                                                 -------------    -------------
          TOTAL LIABILITIES                                                        306,473,546      301,812,638
                                                                                 -------------    -------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                          --               --
     Common stock, $.0667 par value; 3,000,000 shares
          authorized 1,626,675 shares issued                                           108,445          108,445
     Additional paid in capital                                                     10,499,002       10,467,559
     Retained earnings - substantially restricted                                   12,225,547       11,705,306
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                  (228,944)        (250,634)
     Unallocated shares held by Restricted Stock Plan (RSP)                           (205,732)        (206,756)
     Treasury Stock (228,248 shares at cost)                                        (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                            374,547          497,298
                                                                                 -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                                20,539,600       20,087,953
                                                                                 -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 327,013,146    $ 321,900,591
                                                                                 =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                      ADVANCE FINANCIAL BANCORP
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2003           2002
                                                        -----------    -----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $ 3,908,300    $ 3,178,795
    Investment securities - taxable                         140,348         79,914
    Investment securities - nontaxable                      111,984         76,987
    Interest-bearing deposits with other institutions         8,971         42,258
    Mortgage-backed securities                              203,306        123,564
    Dividends on Federal Home Loan Bank Stock                10,845          8,668
                                                        -----------    -----------
        Total interest and dividend income                4,383,754      3,510,186
                                                        -----------    -----------
INTEREST EXPENSE
    Deposits                                              1,505,250      1,383,869
    Advances from Federal Home Loan Bank                    310,170        292,738
    Other Borrowings                                         78,493           --
                                                        -----------    -----------
        Total interest expense                            1,893,913      1,676,607
                                                        -----------    -----------
NET INTEREST INCOME                                       2,489,841      1,833,579

Provision for loan losses                                   321,000         49,200
                                                        -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       2,168,841      1,784,379
                                                        -----------    -----------

NONINTEREST INCOME
    Service charges on deposit accounts                     205,924        152,590
    Income from loan servicing activity                      81,102         66,235
    Gain on sale of loans                                   132,817         94,926
    Loss on sale of repossessed assets                      (13,370)       (12,539)
    Other income                                             99,370        102,529
                                                        -----------    -----------
        Total noninterest income                            505,843        403,741
                                                        -----------    -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                      745,887        614,726
    Occupancy and equipment                                 272,439        251,811
    Professional fees                                        41,443         36,016
    Advertising                                              50,706         26,795
    Data processing charges                                 130,238         79,017
    Amortization of intangible asset                         44,593           --
    Other expenses                                          408,562        347,476
                                                        -----------    -----------
        Total noninterest expenses                        1,693,868      1,355,841
                                                        -----------    -----------
Income before income taxes                                  980,816        832,279
Income taxes                                                326,445        306,899
                                                        -----------    -----------
NET INCOME                                              $   654,371    $   525,380
                                                        ===========    ===========


EARNINGS PER SHARE - NET INCOME
        Basic                                           $       .49    $       .39
        Diluted                                         $       .48    $       .39
DECLARED DIVIDEND PER SHARE                             $       .15    $       .12

See accompanying notes to the unaudited consolidated financial statements.

                          ADVANCE FINANCIAL BANCORP
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       2003            2002
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                    $    654,371    $    525,380
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                  204,050          87,212
         Provision for loan losses                                      321,000          49,200
         Gain on sale of loans                                         (132,817)        (94,926)
         Loss on sale of repossessed assets                              13,370          12,539
         Origination of loans held for sale                         (12,089,588)     (7,654,419)
         Proceeds from the sale of loans                             15,391,999       8,327,992
         Increase in other assets and liabilities                      (243,047)        363,707
                                                                   ------------    ------------
              Net cash provided by operating activities               4,119,338       1,616,685
                                                                   ------------    ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Maturities and repayments                                    1,000,000            --
     Investment securities available for sale:
         Purchases                                                         --        (2,004,133)
         Maturities and repayments                                          480       2,300,550
     Mortgage-backed securities held to maturity:
         Maturities and repayments                                    2,504,769         135,440
     Mortgage-backed securities available for sale:
         Purchases                                                         --        (1,000,050)
         Maturities and repayments                                    1,268,977       1,310,210
     Purchase of Federal Home Loan Bank Stock                          (898,600)           --
     Net increase in loans                                          (24,589,203)     (4,210,749)
     Purchases of premises and equipment                                (29,483)       (906,701)
                                                                   ------------    ------------
              Net cash used in investing activities                 (20,743,060)     (4,375,433)
                                                                   ------------    ------------
FINANCING ACTIVITIES
     Net (decrease) increase in deposits                             (7,634,234)      7,535,903
     Net increase in short term borrowings                           12,500,000            --
     Net change in advances for taxes and insurance                     (84,514)       (156,289)
     Cash dividends paid                                               (134,130)       (106,044)
                                                                   ------------    ------------
              Net cash provided by financing activities               4,647,122       7,273,570
                                                                   ------------    ------------
              (Decrease) increase in cash and cash equivalents      (11,976,600)      4,514,822

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     16,070,321      11,770,440
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  4,093,721    $ 16,285,262
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                       $  1,899,841    $  1,688,127
         Income taxes                                              $    485,000    $    285,000

See accompanying notes to the unaudited consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Advance Financial Bancorp (the "Company"), includes its wholly-owned subsidiaries, Advance Financial Savings Bank (the "Bank") and the Bank's wholly-owned service corporation subsidiary, Advance Financial Service Corporation of West Virginia. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2004 or any other period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 2003 and related notes which are included on the Form 10-KSB (file no. 0-21885).


NOTE 2 - EARNINGS PER SHARE

There were no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Effective for shareholders of record as of November 10, 2003, the Company issued a three for two stock split. The stock split was done in the form of a stock dividend. The effects on EPS have been included for the comparative periods in the accompanying financial statements.

                                                                             Three Months Ended
                                                                                September 30
                                                                                (Unaudited)
                                                                           2003             2002
                                                                       --------------     ----------

Weighted-average common shares outstanding                               1,626,675        1,626,675
Average treasury stock shares                                             (228,248)        (228,248)
Average unearned ESOP and RSP shares                                       (50,795)         (63,572)
                                                                         ---------        ---------
Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share                                   1,347,632        1,334,855

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                                              24,675                -
                                                                         ---------        ---------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share                              1,372,307        1,334,855
                                                                         =========        =========

NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three months ended September 30, 2003 and 2002, comprehensive income totaled $531,620 and $664,955, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

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

OVERVIEW
--------

On October 21, 2003, the Company's Board of Directors approved a three for two (50%) stock split in the form of a stock dividend. The stock split is effective for holders of record as of November 10, 2003. After the stock split, the outstanding shares of the company increased 466,142 shares to 1,398,427. The earnings per share calculations for September 30, 2003 and 2002 have been restated to reflect the stock split.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2003
-------------------------------------------------------------------------
The Company's total assets increased by approximately $5,113,000 to $327,013,146 at September 30, 2003, from $321,900,591 at June 30, 2003. Net loans increased by approximately $24,268,000. The increase in net loans was primarily funded by a combined decrease in interest bearing deposits, investment securities and mortgage-backed securities of $16,438,000. Also, net loans were funded by an increase in short-term advances from the Federal Home Loan Bank ("FHLB"). Short-term advances from the FHLB increased $12,500,000 during the period to fund loan demand and to replace the loss of approximately $7,600,000 in deposits.

Interest-bearing deposits with other financial institutions decreased $11,387,000 to $1,776,449 at September 30, 2003 from $13,163,753 at June 30,
2003. The decrease in funds was used to fund the company's increased loan demand. Investment securities decreased $1,105,000 to $25,376,292 at September 30, 2003 from $26,481,176 at June 30, 2003. This decrease was due primarily to a called FHLB bond. The proceeds from this called security were used to fund the increased loan demand. Mortgage-backed securities decreased $3,946,000 to $23,676,814 at September 30, 2003 from $27,622,430 at June 30, 2003. The decrease was due to accelerated principle repayments on higher yielding securities due to the low interest rate environment during the period ended September 30, 2003.

Loans held for sale decreased $3,170,000 to $2,518,114 at September 30, 2003 from $5,687,708 at June 30, 2003. The decrease is indicative to an increase in interest rates on fixed rate 1-4 family mortgages and the related decrease in customer demand for these mortgages.

Loans receivable, net increased $24,268,000 to $253,507,750 at September 30, 2003 from $229,239,547 at June 30, 2003. The increase in net loans consists primarily of 1-4 family mortgages, net construction loans, automobile dealer floor plan loans, and indirect automobile loans which increased $11,380,000, $1,920,000 $1,678,000 and $9,554,000, respectively. The increase in 1-4 family mortgages include approximately $6,695,000 in fixed rate loans that were added to the Bank's portfolio during the period and $4,685,000 in adjustable rate loans as these products became attractive as a result the Bank's competitive pricing and as a result of the favorable interest rate changes during the period. Net construction loan increases were evenly split at $960,000 each for 1-4 family and non-residential mortgages. The increase in construction loans is due to the demand created by the anticipation of near future interest rate increases in mortgage products. The increase in dealer floor plans and indirect automobile loans is primarily the result of new relationships the Company has developed over the last six months with the creation of an Indirect Loan Department within the Business Division of the bank. The success of the department is indicated by the substantial growth in both floor plan and indirect auto lending. Future growth in these areas will depend upon the local economy, competition from other institutions and the manufacturers' incentive programs, as well as, the Company's evaluation of the risk level involved.

FHLB stock increased $898,600 to $2,578,000 at September 30, 2003 from $1,679,400,at June 30, 2003. The increase is primarily due to the required purchases of stock as a result of the corresponding increase in outstanding advances. During the three month period ended September 30, 2003, the Company increased their advance total by $12,500,000.

Deposits decreased $7,634,000 to $265,194,698 at September 30, 2003 from $272,828,932 at June 30, 2003. The decrease is primarily in money market demand deposits and Jumbo and "special term" term certificate of deposit products. Money market accounts with balances in excess of $10,000 have decreased $1,855,000 during the period as customers continue to search for higher yields on their investments in equities or other investment vehicles. The money market accounts have been utilized by some customers as a "parking" mechanism as they wait for an increase in the interest rate cycle and stability in the equity markets. Jumbo and "special term" certificates of deposit decreased $5,429,000 during the period due to similar customer sentiments. These types of certificates are generally the highest cost of funds of this Company, and as such, the need for this deposit funding is evaluated based upon the availability of alternative funding sources and other factors. At this time, the Company's strategy is to not offer the higher yields on these certificates, but will instead borrow on a short-term basis from the FHLB at a significantly reduced rate. This funding approach could change in future periods depending upon the local demand for loans, the local market or other factors such as management's consideration of interest rate risk.

Advances from the FHLB increased $12,500,000 to $32,500,000 at September 30, 2003 from $20,000,000 at June 30, 2003. This increase is currently applied to the Bank's Open Repo Line of Credit with the FHLB. For the period ended September 30, 2003, the average rate paid on the line was 1.23%. It is the Company's intent to continue to use the short term advances offered by the FHLB until such time as local market conditions, the interest rate market and other management factors dictate.

Stockholders' equity increased approximately $452,000 to $20,539,600 at September 30, 2003 from $20,087,953 at June 30, 2003. This increase was the result of net income of $654,000 for the period and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $55,000. These increases were offset by a decrease in the net unrealized gain on securities of $123,000 and by the payment of cash dividends of $134,000.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2003 AND 2002
-------------
Net interest income increased $656,000 or 35.79%, to $2,490,000 for the three months ended September 30, 2003 from $1,834,000 for the comparable period ended 2002. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended September 30, 2003, decreased to 3.12% from 3.21% for the comparable period ended 2002. The 9 basis point decrease in the net interest rate spread for the current three month period was primarily due to a 100 basis point decline in average yields on assets which was offset by a 91 basis point decline in average cost of funds. The increase in investment and mortgage-backed securities as a result of the deposit assumption of The Second National Bank of Warren's Steubenville, Ohio branches in February 2003 has contributed to a decline in the net interest margin and net interest spread of the Company. See "Average Balance Sheet" for the three-month periods ended September 30, 2003 and 2002.

The provision for loan losses increased $272,000 to $321,000 for the three months ended September 30, 2003 from $49,000 for the comparable period ended 2002. The increase in the provision for loan losses was precipitated by an increase in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. The evaluation is performed by senior members of management with years of lending and review experience. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, trends affecting local industry and business development and other known factors which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may effect the local economy and more specifically the individual businesses.

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

Noninterest income increased $102,000 or 25.29%, to $506,000 for the three months ended September 30, 2003 from $404,000 for the comparable period ended 2002. For the three month period of 2003, miscellaneous fees and fees on deposit accounts increased by $50,000 or 19.67% as a result of an increase in core customers and related activity and individual fee item increases. For the three month period of 2003, gains on sales of fixed rate loans and income from loan servicing activity increased $53,000 as a result of the customer demand for fixed 1-4 family mortgage loans during the period in comparison to the period ended in 2002.

Noninterest expense increased $338,000 or 24.93%, to $1,694,000 for the three months ended September 30, 2003, from $1,356,000 for the comparable 2002 period. For the three-month period ended September 30, 2003, compensation and employee benefits increased $131,000. The increase in compensation and employee benefits for the three month period ended September 30, 2003 is due in part to the February 2003 branch acquisitions and de novo branch opening in September 2002, $92,000 of the $131,000 increase is attributable to the new branches. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $101,000 for the three-month period ended September 30, 2003. Such increases are primarily due to the operation of the new branches acquired and opened since September 2002. For the three-month period ended September 30, 2003, other expenses have increased $106,000. The increase in other expense is due to increases in supplies and communications of $13,000, in fees paid for ATM and consumer card usage of $10,000 and in fees paid to the Federal Reserve for item processing of $7,000. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers created primarily by the branch purchases and the de novo branch opening. Also, other expense increased for the three-month period ended September 2003 due to an increase in amortization expense as a result of the branch acquisition in February 2003 and costs relating to Other Real Estate and Repossessed Assets of $52,000 and $21,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY
---------

Liquidity management for the Company is measured and monitored on both a short and long-term basis, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Both short and long-term liquidity needs are addressed by maturities and sales of investment securities, loan payments and maturities, and liquidating overnight deposit accounts. The use of these resources, in conjunction with access to credit, provide the core ingredients to meet depositor, borrower, and creditor needs.

The Company's liquid assets consist of cash and cash equivalents and investment and mortgage-backed securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At September 30, 2003, liquid assets totalled $22.3 million or 7.03% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $4.1 million and $1.6 million for the three-month periods ended September 30, 2003 and 2002, respectively, and were generated principally from net income and net sales of fixed rate 1-4 family mortgages.

Investing activities used $20.7 million and $4.4 million in funds during the three-month periods ended September 30, 2003 and 2002, respectively. These cash usages primarily consisted of loan originations of $24.6 million and $4.2 million for 2003 and 2002, respectively. Offsetting these usages for the period ended September 30, 2003 were proceeds from repayments and maturities of investment and mortgage-backed securities of $4.8 million.

Financing activities consist of the solicitation and repayment of customer deposits and borrowings. During the three months ended September 30, 2003, net cash provided by financing activities was $4.6 million, and consisted of an increase in borrowings of $12.5 million. Offsetting this amount was reduction in deposits of $7.6 million. During the same period ended 2002, net cash provided by financing activities totaled $7.3 million, principally derived from an increase in deposits.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the bank's commitment to make loans, as well as management's assessment of the Company's ability to generate funds. The Company anticipates it will have sufficient liquidity available to meet estimated short-term and long-term funding needs.

CAPITAL
-------

Management monitors both the Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2003, both the Company and the Bank exceeded the minimum capital requirements, including risk-based and leveraged capital ratios. The Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 4.22% and 10.27%, 9.65% and 6.22%, respectively, at September 30, 2003.


RATE/VOLUME ANALYSIS
--------------------
The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume and
(ii) changes in rate. Changes not solely attributable to rate or volume are allocated to changes in rate due to rate sensitivity of interest-earning assets and interest-bearing liabilities.

                                                           Three Months Ended September 30,
                                                    -----------------------------------------------
                                                         2003            Vs             2002
                                                    -----------------------------------------------
                                                                   Increase (Decrease)
                                                                       Due to
                                                    -----------------------------------------------
                                                        Volume          Rate             Net
                                                    -----------------------------------------------
Interest Income:
    Loans                                               $1,318,008      $(588,503)       $ 729,505
    Investments                                            254,617       (110,554)         144,063
                                                    -----------------------------------------------
      Total interest-earning assets                      1,572,625       (699,057)         873,568
                                                    -----------------------------------------------

Interest Expense
    Core Deposits                                          182,345       (237,307)        (54,962)
    Certificates of Deposit                                489,672       (313,330)         176,342
    FHLB Borrowings                                        106,177        (88,744)          17,433
    Other Borrowings                                        78,493               -          78,493
                                                    -----------------------------------------------
      Total interest-bearing liabilities                   856,687       (639,381)         217,306
                                                    -----------------------------------------------

Change in net interest income                             $715,938     $ ( 59,676)        $656,262
                                                    ===============================================

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

                                                                       Three-Month Period Ended September 30,
                                                      ----------------------------------------------------------------------
                                                                    2003                                 2002
                                                      -----------------------------------    --------------------------------
                                                       Average                 Average       Average                Average
                                                       Balance     Interest   Yield/Cost     Balance    Interest   Yield/Cost
                                                      ---------    --------   -----------    -------    --------   ----------
Interest-earning assets:
  Loans receivable (1)                                 $246,043      $3,908      6.35%      $174,754     $3,179       7.28%
  Investment securities (2)                              33,947         272      3.21%        24,791        208       3.35%
  Mortgage-backed securities                             25,796         204      3.15%         8,994        123       5.50%
                                                       --------      ------    ------       --------     ------     ------
     Total interest-earning assets                      305,786       4,384      5.73%       208,539      3,510       6.73%
                                                                     ------    ------                    ------     ------
Non-interest-earning assets                              17,641                                8,942
                                                       --------                             --------
     Total assets                                      $323,427                             $217,481
                                                       ========                             ========

Interest-bearing liabilities:
  Interest-bearing demand deposits                     $ 53,445         143      1.07%      $ 29,340        145       1.98%
  Certificates of deposit                               154,300       1,229      3.19%       105,353      1,053       4.00%
  Savings deposits                                       49,369         133      1.08%        35,727        186       2.08%
  FHLB Borrowings                                        25,417         310      4.88%        20,000        293       5.85%
  Other Borrowings                                        7,200          79      4.36%             -          -          -
                                                       --------      ------    ------       --------     ------     ------
     Total interest-bearing liabilities                 289,731       1,894      2.61%       190,420      1,677       3.52%
                                                                     ------    ------                    ------     ------
Non-interest bearing liabilities                         13,248                                8,555
                                                       --------                             --------
     Total liabilities                                  302,979                              198,975
Stockholders' equity                                     20,448                               18,506
                                                       --------                             --------
     Total liabilities and stockholders'
       equity                                          $323,427                             $217,481
                                                       ========                             ========

Net interest income                                                 $ 2,490                              $1,833
                                                                    =======                              ======
Interest rate spread (3)                                                         3.12%                                3.21%
                                                                               ======                               ======
Net Yield on interest-earning assets (4)                                         3.26%                                3.52%
                                                                               ======                               ======
Ratio of average interest-earning assets  to
  average interest-bearing liabilities                                         105.54%                              109.52%
                                                                               ======                               ======

_____________
(1)  Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions and FHLB stock.
(3) Interest-rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                           September 30,    June 30,
                                                                2003          2003
                                                           ------------     --------

Loans on a nonaccrual basis                                   $1,061        $1,398
Loans past due 90 days or more and still accruing              1,537         1,681
                                                              ------        ------
         Total nonperforming loans                             2,598         3,079
                                                              ------        ------

Other real estate                                                662           802
Repossessed assets                                                35            28
                                                              ------        ------
         Total nonperforming assets                           $3,295        $3,909
                                                              ------        ------


Nonperforming loans as a percentage of total net loans          1.02%         1.34%
                                                              ======        ======

Nonperforming assets as a percentage of total assets            1.01%         1.21%
                                                              ======        ======

Allowance for loan losses to nonperforming loans               49.08%        35.60%
                                                              ======        ======


Nonaccrual loans at September 30, 2003, consisted of $450,032 in one-to-four family residential mortgages and $611,138 in non-residential real estate mortgages.

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

As of September 30, 2003, the total investment in impaired loans was $646,164, and such amount was subject to a specific allowance for loan losses of $66,357. The average investment in the impaired loans for the three-month period ended September 30, 2003 was $649,383. The interest income potential based upon the original terms of the contracts of these impaired loans was $14,159 for the three-month period ended September 30, 2003. A total of $7,258 of interest income has been recognized for the three-month period ended September 30, 2003.

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

The following is a breakdown of the loan portfolio composition at September 30, 2003 and June 30, 2003:

                                                      September 30,                June 30,
                                                         2003                       2003
                                                      ------------              -------------
Mortgage loans:
           1-4 family                                 $137,486,466              $126,106,815
           Multi-family                                  8,702,301                 8,227,328
           Non-residential                              39,307,581                39,099,195
           Construction                                 13,092,582                10,074,633
                                                      ------------              ------------
                                                       198,588,930               183,507,971
                                                      ------------              ------------
Consumer Loans:
           Home Improvement                                880,609                   900,060
           Automobile-Direct                             8,836,870                 8,761,516
           Automobile-Indirect                          31,694,788                22,140,818
           Share loans                                   2,253,947                 1,914,628
           Other                                         2,490,745                 2,687,302
                                                      ------------              ------------
                                                        46,156,959                36,404,324
                                                      ------------              ------------

Commercial Loans                                        18,190,171                17,383,993

Less:
           Loans in process                              8,023,120                 6,844,741
           Net deferred loan fees                          130,159                   116,178
           Allowance for loan losses                     1,275,031                 1,095,822
                                                      ------------              ------------
                                                         9,428,310                 8,056,741
                                                      ------------              ------------
                Total                                 $253,507,750              $229,239,547
                                                      ============              ============

ITEM 3 - CONTROLS AND PROCEDURES
(1) EVALUATION OF DISCLOSURE  CONTROLS AND PROCEDURES  Based on their evaluation
    -------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(2) CHANGES IN INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING  During the quarter
    --------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                NONE


Item 5 - Other Information

                 NONE

Item 6  - Exhibits and reports on Form 8-K

        (a) List of Exhibits:

            3 (i) Certificate of Incorporation of Advance Financial Bancorp * 3 (ii) Amended Bylaws of Advance Financial Bancorp
            4  (i)  Specimen Stock Certificate *
            4  (ii) Shareholders Rights Plan **
            10      Employment Agreement between the Bank and Stephen M.
                      Gagliardi ***
            10.1    1998 Stock Option Plan ****
            10.2    Restricted Stock Plan and Trust Agreement ****
            31      Certification pursuant to Section 302 of the Sarbanes-Okley
                      Act of 2002
            32      Certification pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002
        (b)    None

__________________
* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.
** Incorporated by reference to the Form 8-K ( File No. 0-21885) filed July 17, 1997.
*** Incorporated by reference to the June 30, 1997 Form 10K-SB (File No. 0-21885) filed September 23, 1997.
**** Incorporated by reference to the proxy statement for the Special Meeting of the Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.
*****Incorporated by reference to the June 30, 1999 Form 10-KSB filed with the SEC on September 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Advance Financial Bancorp

Date:  November 13, 2003                By:/s/ Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  November 13, 2003                By:/s/ Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Financial Officer)