Form 10QSB
period 2003-12-31
ADVANCE FINANCIAL BANCORP
filed 2004-02-12
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10QSB


{x}  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------

{ }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________________to__________________


                         Commission file Number 0-21885
                         ------------------------------

                            Advance Financial Bancorp
                            -------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                           55-0753533
-------------------------                      ---------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

                    1015 Commerce Street, Wellsburg, WV 26070
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (304) 737-3531
                    -----------------------------------------
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

                 Class: Common Stock, par value $.0667 per share
                   Outstanding at February 10, 2004: 1,398,373


Transitional Small Business Disclosure Format ( check one):
Yes        No  x
    ---       ---

                            Advance Financial Bancorp

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------


Part I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                  Consolidated Balance Sheet (Unaudited) as of
                    December 31, 2003 and June 30, 2003                        3

                  Consolidated Statement of Income (Unaudited)
                    For the Three Months ended December 31, 2003 and 2002      4

                  Consolidated Statement of Income (Unaudited)
                    For the Six Months ended December 31, 2003 and 2002        5

                  Consolidated Statement of Cash Flows (Unaudited)
                    For the Six Months ended December 31, 2003 and 2002        6

                  Notes to the Unaudited Consolidated Financial Statements   7-9


          Item 2 - Management's Discussion and Analysis                    10-18


          Item 3 - Controls and Procedures                                    19


Part II - OTHER INFORMATION

           Item 1 - Legal Proceedings                                         20

           Item 2 - Changes in Securities and Use of Proceeds                 20

           Item 3 - Default Upon Senior Securities                            20

           Item 4 - Submissions of Matters to a Vote of Security Holders      20

           Item 5 - Other Information                                         20

           Item 6 - Exhibits and Reports on Form 8-K                       20-21

SIGNATURES                                                                    22

                           ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                  DECEMBER 31,        JUNE 30,
                                                                                       2003            2003
                                                                                 -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                           $   2,474,602    $   2,906,568
       Interest bearing deposits with other institutions                             3,089,777       13,163,753
                                                                                 -------------    -------------
          Total cash and cash equivalents                                            5,564,379       16,070,321
                                                                                 -------------    -------------

     Investment securities:
       Securities held to maturity (fair value of $14,218,014 and $15,298,606)      14,090,244       15,086,475
       Securities available for sale                                                    13,722       11,394,701
                                                                                 -------------    -------------
          Total investment securities                                               14,103,966       26,481,176
                                                                                 -------------    -------------

     Mortgaged-backed securities:
       Securities held to maturity (fair value of $14,729,811 and $18,751,018)      14,877,727       18,642,532
       Securities available for sale                                                 6,779,983        8,979,898
                                                                                 -------------    -------------
          Total mortgage-backed securities                                          21,657,710       27,622,430
                                                                                 -------------    -------------

     Loans held for sale                                                               309,000        5,687,708
     Loans receivable,  (net of allowance for loan losses
          of $1,495,738 and $1,095,822 )                                           263,333,201      229,239,547
     Office properties and equipment, net                                            4,938,041        5,069,073
     Federal Home Loan Bank Stock, at cost                                           2,345,200        1,679,400
     Accrued interest receivable                                                     1,351,111        1,447,525
     Goodwill                                                                        4,700,472        4,700,472
     Other intangibles, net                                                          1,620,226        1,709,413
     Other assets                                                                    2,915,485        2,193,526
                                                                                 -------------    -------------
          TOTAL ASSETS                                                           $ 322,838,791    $ 321,900,591
                                                                                 =============    =============

Liabilities:
     Deposits                                                                    $ 266,386,970    $ 272,828,932
     Advances from Federal Home Loan Bank                                           26,800,000       20,000,000
     Other Borrowings                                                                7,200,000        7,200,000
     Advance payments by borrowers for taxes and insurance                             626,170          507,049
     Accrued interest payable and other liabilities                                    872,307        1,276,657
                                                                                 -------------    -------------
          TOTAL LIABILITIES                                                        301,885,447      301,812,638
                                                                                 -------------    -------------

Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                             -                -
     Common stock, $.0667 par value; 3,000,000 shares
          authorized 1,626,621 shares issued                                           108,445          108,445
     Additional paid in capital                                                     10,535,754       10,467,559
     Retained earnings - substantially restricted                                   12,924,894       11,705,306
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                  (207,247)        (250,634)
     Unallocated shares held by Restricted Stock Plan (RSP)                           (205,719)        (206,756)
     Treasury Stock (228,248 shares at cost)                                        (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                             30,482          497,298
                                                                                 -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                                20,953,344       20,087,953
                                                                                 -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 322,838,791    $ 321,900,591
                                                                                 =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                      ADVANCE FINANCIAL BANCORP
            CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                          2003         2002
                                                       ----------   ----------
INTEREST AND DIVIDEND INCOME
   Loans                                               $4,043,135   $3,160,482
   Investment securities - taxable                        102,119       84,592
   Investment securities - nontaxable                      80,092       77,146
   Interest-bearing deposits with other institutions        3,094       39,002
   Mortgage-backed securities                             211,917      117,386
   Dividends on Federal Home Loan Bank Stock                6,412        9,198
                                                       ----------   ----------
        Total interest and dividend income              4,446,769    3,487,806
                                                       ----------   ----------
INTEREST EXPENSE
   Deposits                                             1,490,193    1,379,767
   Advances from Federal Home Loan Bank                   327,990      292,738
   Other Borrowings                                        80,811            -
                                                       ----------   ----------
        Total interest expense                          1,898,994    1,672,505
                                                       ----------   ----------

NET INTEREST INCOME                                     2,547,775    1,815,301

Provision for loan losses                                 350,850      105,000
                                                       ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     2,196,925    1,710,301
                                                       ----------   ----------


NONINTEREST INCOME
   Service charges on deposit accounts                    226,654      151,989
   Income from loan servicing activity                     66,038        8,553
   Gain on sale of loans                                   57,925       68,976
   Gain on sale of Investments                            446,377            -
   Other income                                            93,494       72,020
                                                       ----------   ----------
        Total noninterest income                          890,488      301,538
                                                       ----------   ----------

NONINTEREST EXPENSE
   Compensation and employee benefits                     819,520      627,639
   Occupancy and equipment                                268,395      271,001
   Professional fees                                       45,336       38,404
   Advertising                                             48,255       57,492
   Data processing charges                                135,814       87,093
   Amortization of intangible asset                        44,594            -
   Other expenses                                         442,286      333,912
                                                       ----------   ----------
        Total noninterest expenses                      1,804,200    1,415,541
                                                       ----------   ----------
Income before income taxes                              1,283,213      596,298
Income taxes                                              449,941      234,719
                                                       ----------   ----------

Net Income                                             $  833,272   $  361,579
                                                       ==========   ==========




EARNINGS PER SHARE - NET INCOME
        Basic                                          $      .61   $      .27
        Diluted                                        $      .60   $      .27
DECLARED DIVIDEND PER SHARE                            $      .10   $      .08

See accompanying notes to the unaudited consolidated financial statements.

                      ADVANCE FINANCIAL BANCORP
            CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                            2003         2002
                                                        ----------   ----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $7,951,435   $6,339,277
    Investment securities - taxable                        242,467      164,506
    Investment securities - nontaxable                     192,076      154,133
    Interest-bearing deposits with other institutions       12,065       81,260
    Mortgage-backed securities                             415,223      240,950
    Dividends on Federal Home Loan Bank Stock               17,257       17,866
                                                        ----------   ----------
        Total interest and dividend income               8,830,523    6,997,992
                                                        ----------   ----------

INTEREST EXPENSE
    Deposits                                             2,995,443    2,763,636
    Advances from Federal Home Loan Bank                   638,160      585,476
    Other Borrowings                                       159,304            -
                                                        ----------   ----------
        Total interest expense                           3,792,907    3,349,112
                                                        ----------   ----------

NET INTEREST INCOME                                      5,037,616    3,648,880

Provision for loan losses                                  671,850      154,200
                                                        ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      4,365,766    3,494,680
                                                        ----------   ----------


NONINTEREST INCOME
    Service charges on deposit accounts                    432,578      304,579
    Income from loan servicing activity                    147,140       74,788
    Gain on sale of loans                                  190,742      163,902
    Gain on sale of Investments                            446,377            -
    Other income                                           192,864      174,549
                                                        ----------   ----------
        Total noninterest income                         1,409,701      717,818
                                                        ----------   ----------

NONINTEREST EXPENSE
    Compensation and employee benefits                   1,565,407    1,242,365
    Occupancy and equipment                                540,834      522,812
    Professional fees                                       86,779       74,420
    Advertising                                             98,961       84,287
    Data processing charges                                266,052      166,110
    Amortization of intangible asset                        89,187            -
    Other expenses                                         864,218      693,927
                                                        ----------   ----------
        Total noninterest expenses                       3,511,438    2,783,921
                                                        ----------   ----------

Income before income taxes                               2,264,029    1,428,577
Income taxes                                               776,386      541,618
                                                        ----------   ----------
Net Income                                              $1,487,643   $  886,959
                                                        ==========   ==========

EARNINGS PER SHARE - NET INCOME
        Basic                                           $     1.10   $      .66
        Diluted                                         $     1.08   $      .66
DECLARED DIVIDEND PER SHARE                             $      .20   $      .16


See accompanying notes to the unaudited consolidated financial statements.

                          ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                     2003            2002
                                                                  ------------    ------------
OPERATING ACTIVITIES
    Net Income                                                    $  1,487,643    $    886,959
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                 372,121         248,523
         Provision for loan losses                                     671,850         154,200
         Gain on sale of loans                                        (190,742)       (163,902)
         Gain on sale of investments                                  (446,377)              -
         Origination of loans held for sale                        (12,472,405)    (12,432,512)
         Proceeds from the sale of loans                            18,041,855      12,326,736
         Increase in other assets and liabilities,net                 (585,951)       (509,721)
                                                                  ------------    ------------
              Net cash provided by operating activities              6,877,994         510,283
                                                                  ------------    ------------

INVESTING ACTIVITIES
    Investment securities held to maturity:
         Purchases                                                           -      (4,588,093)
         Maturities and repayments                                   1,000,000               -
    Investment securities available for sale:
         Purchases                                                           -      (3,507,886)
         Maturities and repayments                                       1,000       4,304,400
         Sales                                                      11,211,377               -
    Mortgage-backed securities held to maturity:
         Maturities and repayments                                   3,661,895         294,720
    Mortgage-backed securities available for sale:
         Purchases                                                           -      (3,723,622)
         Maturities and repayments                                   2,077,633       2,226,008
    Purchase of Federal Home Loan Bank Stock,net                      (665,800)       (372,200)
    Net increase in loans                                          (34,765,504)    (16,697,299)
    Purchases of premises and equipment                               (113,436)     (1,089,957)
                                                                  ------------    ------------
              Net cash used in investing activities                (17,592,835)    (23,153,929)
                                                                  ------------    ------------

FINANCING ACTIVITIES
    Net (decrease) increase in deposits                             (6,441,962)     11,383,801
    Net increase in short term borrowings                            6,800,000               -
    Net increase in long term borrowings                                     -       7,200,000
    Net change in advances for taxes and insurance                     119,121          34,953
    Cash dividends paid                                               (268,260)       (212,088)
                                                                  ------------    ------------
              Net cash provided by financing activities                208,899      18,406,666
                                                                  ------------    ------------

              Decrease in cash and cash equivalents                (10,505,942)     (4,236,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    16,070,321      11,770,440
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  5,564,379    $  7,533,460
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest on deposits and borrowings                      $  3,797,500    $  3,366,719
         Income taxes                                             $  1,110,000    $    640,000

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


NOTE 2 - EARNINGS PER SHARE

There were no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation. For the periods ended 2002, stock options had no dilutive effect on the denominator due to the fact they were not in the "money".

Effective for shareholders of record as of November 10, 2003, the Company issued a three for two stock split. The stock split was done in the form of a stock dividend. The effects on EPS have been included for the comparative periods in the accompanying financial statements.


                                                Three Months Ended
                                                    December 31
                                                    (Unaudited)
                                                 2003          2002
                                              ----------    ----------

Weighted-average common shares outstanding     1,626,621     1,626,621
Average treasury stock shares                   (228,248)     (228,248)
Average unearned ESOP and RSP shares             (47,542)      (60,319)
                                               ---------     ---------
Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share         1,350,831     1,338,054

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                    29,857             -
                                               ---------     ---------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share    1,380,688     1,338,054
                                               =========     =========

                                                 Six-Months Ended
                                                   December 31
                                                    (Unaudited)
                                                 2003          2002
                                              ----------    ----------

Weighted-average common shares outstanding     1,626,621     1,626,621
Average treasury stock shares                   (228,248)     (228,248)
Average unearned ESOP and RSP shares             (49,711)      (62,488)
                                              ----------    ----------
Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share         1,348,662     1,335,885

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                    26,376             -
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share    1,375,038     1,335,885
                                               =========     =========



NOTE 3 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three and six months ended December 31, 2003, comprehensive income totaled $489,207 and $1,020,827. For the three and six months ended December 31, 2002, comprehensive income totaled $302,156 and $967,111, respectively. For the three and six months ended December 31, 2003, net income included a reclassification of net unrealized gains of $344,065 and $466,816, respectively as a result of the sale of available for sale securities in November 2003.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("FAS") No. 132, Employers' Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's disclosure requirements.

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.


In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this statement did not have a material effect on the Company's reported equity.


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

OVERVIEW
--------

On October 21, 2003, the Company's Board of Directors approved a three for two (50%) stock split in the form of a stock dividend. The stock split is effective for holders of record as of November 10, 2003. After the stock split, the outstanding shares of the company increased 466,088 shares to 1,398,373. The earnings per share calculations for December 31, 2002 have been restated to reflect the stock split.

During the three month period ended December 31, 2003, the Company sold approximately $11,765,000 in available for sale investment securities. The amounts consisted of $2 million in commercial bonds, $5.8 million in long term municipal bonds and $3 million in FHLB callable bonds. The Company realized a gain on the sales of approximately $446,000 that is included in the Statement of Income for the three and six month periods ended December 31, 2003.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2003
------------------------------------------------------------------------
The Company's total assets increased by approximately $938,000 to $322,838,791 at December 31, 2003, from $321,900,591 at June 30, 2003. Net loans increased by approximately $34,094,000. The increase in net loans was funded by a decrease in interest bearing deposits with other financial institutions of $10,074,000, sales and repayments of investment securities and mortgage-backed securities of $18,342,000 and a decrease in loans available for sale of $5,379,000. Short-term advances from the Federal Home Loan Bank "FHLB" increased $6,800,000 during the period to replace the loss of approximately $6,442,000 in deposits.

Interest-bearing deposits with other financial institutions decreased $10,074,000 to $3,089,777 at December 31, 2003 from $13,163,753 at June 30,
2003. The decrease in funds was used to fund the Company's increased loan demand. Investment securities decreased $12,377,000 to $14,103,966 at December 31, 2003 from $26,481,176 at June 30, 2003. This decrease was due primarily to the sale of Available for Sale Securities of $11,765,000. The company realized a net gain on the sales of approximately $446,000. The proceeds of the sales were used to fund the Company's loan demand. Mortgage-backed securities decreased $5,965,000 to $21,657,710 at December 31, 2003 from $27,622,430 at June 30,
2003. The decrease was due to accelerated principal repayments on higher yielding securities due to the low interest rate environment during the period ended December 31, 2003.

Loans held for sale decreased $5,379,000 to $309,000 at December 31, 2003 from $5,687,708 at June 30, 2003. The decrease is indicative to an increase in interest rates on fixed rate 1-4 family mortgages and the related decrease in customer demand for these mortgages.

Loans receivable, net increased $34,094,000 to $263,333,201 at December 31, 2003 from $229,239,547 at June 30, 2003. The increase in net loans is spread over the Company's entire portfolio. One-four family mortgages increased $12,881,000 which includes approximately $5,239,000 in fixed rate loans that were added to the Bank's portfolio during the period and $7,642,000 in adjustable rate loans as these products became attractive as a result the Bank's competitive pricing, and as a result of the favorable interest rate changes during the period. Nonresidential mortgages increased approximately $1,525,000 primarily as a result of a municipal land loan originated during the period. The increase in construction loans for the period was $3,997,000. This increase was split $2,758,000 and $1,240,000 for 1-4 family and nonresidential mortgages, respectively. The increase in construction loans is due to the demand created by the anticipation of near future interest rate increases in mortgage products. Dealer Floor Plan loans have increased $4,193,000 and indirect automobile loans have increased $11,318,000 during the period primarily as a result of new relationships the Company has developed over the last nine months with the creation of an Indirect Loan Department within the Business Division of the Bank. The success of the department is indicated by the substantial growth in both floor plan and indirect auto lending. Future growth in these areas will depend upon the local economy, competition from other institutions and the manufacturers' incentive programs, as well as, the Company's evaluation of the risk level involved.

FHLB stock increased $665,800 to $2,345,200 at December 31, 2003 from $1,679,400,at June 30, 2003. The increase is primarily due to the required purchases of stock as a result of the corresponding increase in outstanding advances. During the six month period ended December 31, 2003, the Company increased its advance total by $6,800,000.

Deposits decreased $6,442,000 to $266,386,970 at December 31, 2003 from $272,828,932 at June 30, 2003. The decrease is primarily in money market demand deposits and Jumbo and "special term" term certificate of deposit products. Money market accounts with balances in excess of $10,000 have decreased $2,421,000 during the period as customers continue to search for higher yields on their investments in equities or other investment vehicles. The money market accounts had been utilized by some customers as a "parking" mechanism as they wait for an increase in the interest rate cycle and stability in the equity markets. Jumbo and "special term" certificates of deposit decreased $5,368,000 during the period due to similar customer sentiments. These types of certificates are generally the highest cost of funds of the Company, and as such, the need for this deposit funding is evaluated based upon the availability of alternative funding sources and other factors. At this time, the Company's strategy is to not offer the higher yields on these certificates, but instead to borrow on a short-term basis from the FHLB at a significantly reduced rate. This funding approach could change in future periods depending upon the local demand for loans, the local deposit market or other factors such as management's consideration of interest rate risk.

Advances from the FHLB increased $6,800,000 to $26,800,000 at December 31, 2003 from $20,000,000 at June 30, 2003. This increase is currently applied to the Bank's Open Repo Line of Credit with the FHLB. For the period ended December 31, 2003, the average rate paid on the line was 1.28%. It is the Company's intent to continue to use the short term advances offered by the FHLB until such time as local market conditions, the interest rate market and other management factors dictate.

Stockholders' equity increased approximately $865,000 to $20,953,344 at December 31, 2003 from $20,087,953 at June 30, 2003. This increase was the result of net income of $1,488,000 for the period and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $112,000. These increases were offset by a decrease in the net unrealized gain on securities of $467,000 and by the payment of cash dividends of $268,000.

COMPARISON  OF THE  RESULTS OF  OPERATIONS  FOR THE THREE AND SIX  MONTHS  ENDED
--------------------------------------------------------------------------------
DECEMBER 31, 2003 AND 2002
--------------------------

Net interest income increased $733,000 or 40.35%, to $2,548,000 for the three months ended December 31, 2003 from $1,815,000 for the comparable period ended 2002. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principal balances in interest earning assets and liabilities. The net interest spread for the three months ended December 31, 2003 increased to 3.17% from 3.07% for the comparable period ended 2002. The 10 basis point increase in the net interest rate spread for the current three month period was primarily due to a 76 basis point decline in average cost of funds which was offset by a 66 basis point decline in average yields on assets. See "Average Balance Sheet" for the three-month periods ended December 31, 2003 and 2002.

Net interest income increased $1,389,000 or 38.06%, to $5,038,000 for the six-months December 31, 2003 from $3,649,000 for the comparable period ended 2002. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principal balances in interest earning assets and liabilities. The net interest spread for the six months ended December 31, 2003 increased to 3.15% from 3.14% for the comparable period ended 2002. The basis point increase in the net interest rate spread for the current six month period was primarily the result of a 83 basis point decline in cost of funds which was offset by a 82 basis point decline in average yields on assets. See "Average Balance Sheet" for the six-month periods ended December 31, 2003 and 2002.

The provision for loan losses increased $246,000 to $350,850 for the three months ended December 31, 2003 from $105,000 for the comparable period ended 2002. The provision increased $518,000 to $671,850 for the six months ended December 31, 2003 from $154,200 for the comparable period ended 2002. The increase in the provision for loan losses was precipitated by an increase in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. The evaluation is performed by senior members of management with years of lending and review experience. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, trends affecting local industry and business development and other known factors which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may effect the local economy and more specifically the individual businesses.

-During this evaluation, the individual loans are evaluated quarterly by senior members of management for impairment as prescribed under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Impairment losses are assumed when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by a loan's observable market value, the present value of future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral. This data on impairment is combined with the other data used for homogenous loans and is used by the classified asset committee in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which, may be realized in the future and that additional provision for loan losses will not be required. See "Risk Elements".

Noninterest income increased $586,000 or 195.09%, to $887,000 for the three months ended December 31, 2003 from $301,000 for the comparable period ended 2002. Noninterest income increased $689,000 or 97.76% to $1,393,000 for the six-months ended December 31, 2003 from $704,000 for the comparable period ended 2002. The three and six month periods include gains on the sales of investment securities of approximately $446,000 that was previously discussed. Also, for the three and six month periods of 2003, miscellaneous fees and fees on deposit accounts increased by $75,000 and $128,000, respectively, as a result of an increase in core customers and related activity. For the three and six month periods of 2003, gains on sales of fixed rate loans and income from loan servicing activity increased by $46,000 and $99,000, respectively, as a result of the customer demand for fixed rate 1-4 family mortgage loans during the period.

Noninterest expense increased $386,000 or 27.30%, to $1,801,000 for the three months ended December 31, 2003, from $1,415,000 for the comparable 2002 period. Noninterest expense increased $724,000 or 26.14%, to $3,495,000 for the six months ended December 31, 2003 from $2,770,000 for the comparable period ended 2002. For the three and six month periods ended December 31, 2003, compensation and employee benefits increased $192,000 and $323,000, respectively. The increase in compensation and employee benefits for the three and six month period ended December 31, 2003 is due in part to the acquisition in February 2003 of a branch and the de novo branch opening in September 2003. The new branches account for $42,000 and $134,000 of the increase for the three and six month periods, respectively. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $44,000 and $145,000 for the three and six-month period ended December 31, 2003. Such increases are primarily due to the operation of the new branches acquired and opened since
September 2002. For the three and six month period ended December 31, 2003, other expenses have increased $106,000 and $167,000, respectively. The increase in other expense is due to increases in supplies and communications of $11,000 and $24,000, in fees paid for ATM and consumer card usage of $13,000 and $22,000 and in fees paid to the Federal Reserve for item processing of $6,000 and $13,000, respectively. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers created primarily by the branch purchases and the de novo branch opening. Also, other expense increased for the three and six-month period ended December 31 2003 due to an increase in state franchise tax expense as a result of the branch acquisitions in Ohio during February 2003 of $18,000 and $35,000 respectively. Costs relating to other real estate and repossessed assets increased for the three and six-month period ended December 31, 2003 by $7,000 and $18,000, respectively.

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

The Company's liquid assets consist of cash and cash equivalents and investment and mortgage-backed securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At December 31, 2003, liquid assets totalled $12.4 million or 3.8% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $6.9 million and $500,000 thousand for the six-month periods ended December 31, 2003 and 2002, respectively, and were generated principally from net income and net sales of fixed rate 1-4 family mortgages.

Investing activities used $17.6 million and $23.2 million in funds during the six-month periods ended December 31, 2003 and 2002, respectively. These cash usages primarily consisted of loan originations of $34.8 million and $16.7 million for 2003 and 2002, respectively. Offsetting these usages for the period ended December 31, 2003 were proceeds from sales, repayments and maturities of investment and mortgage-backed securities of $18.0 million.

Financing activities consist of the solicitation and repayment of customer deposits and borrowings. During the six months ended December 31, 2003 and 2002, net cash provided by financing activities was $200,000 and $18.4 million, respectively. For the period ended 2003, short term borrowings increased in a similar amount to the decrease in deposits. For 2003, deposits increased $11.4 million and the Company received $7.2 million as part of a Trust Preferred Offering.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the bank's commitment to make loans, as well as management's assessment of the Company's ability to generate funds. The Company currently has approximately $145 million in unused borrowing capacity at the FHLB of Pittsburgh. As a result of this unused borrowing capacity, the Company anticipates it will have sufficient liquidity available to meet estimated short-term and long-term funding needs.

CAPITAL
-------

Management monitors both the Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2003, both the Company and the Bank exceeded the minimum capital requirements, including risk-based and leveraged capital ratios. The Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 4.64% and 10.61%, 9.90% and 6.60%, respectively, at December 31, 2003.

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

                                                                      Three Months Ended December 31,
                                                               -----------------------------------------------
                                                                    2003            Vs             2002
                                                               -----------------------------------------------
                                                                              Increase (Decrease)
                                                                                  Due to
                                                               -----------------------------------------------
                                                                   Volume          Rate             Net
                                                               -----------------------------------------------
Interest Income:
    Loans                                                          $1,406,070      $(523,417)        $882,653
    Investments                                                        98,450       ( 22,140)          76,310
                                                               -----------------------------------------------
      Total interest-earning assets                                 1,504,520       (545,557)         958,963
                                                               -----------------------------------------------
Interest Expense
    Core Deposits                                                     154,352       (193,316)         (38,964)
    Certificates of Deposit                                           399,985       (250,595)         149,390
    FHLB Borrowings                                                   153,731       (118,479)          35,252
    Other Borrowings                                                   80,811              -           80,811
                                                               -----------------------------------------------
      Total interest-bearing liabilities                              788,879       (562,390)         226,489
                                                               ===============================================
Change in net interest income                                        $715,641       $ 16,833         $732,474
                                                               ===============================================


                                                                       Six Months Ended December 31,
                                                               -----------------------------------------------
                                                                    2003            Vs             2002
                                                               -----------------------------------------------
                                                                              Increase (Decrease)
                                                                                  Due to
                                                               -----------------------------------------------
                                                                   Volume          Rate             Net
                                                               -----------------------------------------------
Interest Income:
    Loans                                                          $2,724,078    $(1,111,920)      $1,612,158
    Investments                                                       353,067       (132,694)         220,373
                                                               -----------------------------------------------
      Total interest-earning assets                                 3,077,145     (1,244,614)       1,832,531
                                                               -----------------------------------------------
Interest Expense
    Core Deposits                                                     336,697       (430,621)         (93,924)
    Certificates of Deposit                                           889,657       (563,924)         325,733
    FHLB Borrowings                                                   259,908       (207,224)          52,684
    Other Borrowings                                                  159,304              -          159,304
                                                               -----------------------------------------------
      Total interest-bearing liabilities                            1,645,566     (1,201,769)         443,797
                                                               ===============================================
Change in net interest income                                      $1,431,579       $(42,845)      $1,388,734
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

                                                                 Three-Month Period Ended Decemberr 31,
                                        -----------------------------------------------------------------------------------------
                                                          2003                                           2002
                                        ------------------------------------------     ------------------------------------------
                                            Average                      Average          Average                       Average
                                            Balance        Interest     Yield/Cost        Balance        Interest      Yield/Cost
                                        -------------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                      $261,807         $4,043         6.18%          $181,527         $3,161         6.96%
  Investment securities (2)                   23,995            192         3.20%            26,721            210         3.14%
  Mortgage-backed securities                  22,561            212         3.76%             8,699            117         5.40%
                                        -------------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets           308,363          4,447         5.77%           216,947          3,488         6.43%
                                                        ------------   -----------                     ------------   -----------
Non-interest-earning assets                   17,690                                          9,522
                                        -------------                                  -------------
     Total assets                           $326,053                                       $226,469
                                        =============                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits          $ 52,421            141         1.08%          $ 29,889            135         1.80%
  Certificates of deposit                    152,234          1,218         3.20%           110,704          1,068         3.86%
  Savings deposits                            49,681            132         1.06%            37,153            177         1.91%
  FHLB Borrowings                             30,883            327         4.25%            21,200            293         5.52%
  Other Borrowings                             7,200             81         4.50%                 -              -            -
                                        -------------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities      292,419          1,899         2.60%           198,946          1,673         3.36%
                                                        ------------   -----------                     ------------   -----------
Non-interest bearing liabilities              12,798                                          8,525
                                        -------------                                  -------------
     Total liabilities                       305,217                                        207,471
Stockholders' equity                          20,836                                         18,998
                                        -------------                                  -------------
     Total liabilities and stockholders'
       equity                               $326,053                                       $226,469
                                        =============                                  =============

Net interest income                                         $ 2,548                                        $ 1,815
                                                        ============                                   ============
Interest rate spread (3)                                                    3.17%                                          3.07%
                                                                       ===========                                    ===========
Net Yield on interest-earning assets (4)                                    3.30%                                          3.35%
                                                                       ===========                                    ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    105.45%                                        109.05%
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

                                                                 Six-Month Period Ended Decemberr 31,
                                       -----------------------------------------------------------------------------------------
                                                         2003                                           2002
                                       ------------------------------------------     ------------------------------------------
                                            Average                     Average           Average                       Average
                                            Balance        Interest   Yield/Cost          Balance        Interest      Yield/Cost
                                          -------------  ------------ -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                     $253,925         $7,951         6.26%          $178,141         $6,339         7.12%
  Investment securities (2)                  28,971            464         3.20%            25,756            418         3.24%
  Mortgage-backed securities                 24,179            415         3.43%             8,847            241         5.45%
                                       -------------   ------------   -----------     -------------   ------------   -----------
     Total interest-earning assets          307,075          8,830         5.75%           212,744          6,998         6.58%
                                                       ------------   -----------                     ------------   -----------
Non-interest-earning assets                  17,665                                          9,231
                                       -------------                                  -------------
     Total assets                          $324,740                                       $221,975
                                       =============                                  =============

Interest-bearing liabilities:
  Interest-bearing demand deposits         $ 52,933            284         1.07%          $ 29,615            280         1.89%
  Certificates of deposit                   153,267          2,446         3.19%           108,028          2,121         3.93%
  Savings deposits                           49,525            265         1.07%            36,440            363         1.99%
  FHLB Borrowings                            28,150            638         4.53%            20,600            585         5.68%
  Other Borrowings                            7,200            159         4.42%                 -              -             -
                                       -------------   ------------   -----------     -------------   ------------   -----------
     Total interest-bearing liabilities     291,075          3,792         2.60%           194,683          3,349         3.44%
                                                       ------------   -----------                     ------------   -----------
Non-interest bearing liabilities             13,023                                          8,540
                                       -------------                                  -------------
     Total liabilities                      304,098                                        203,223
Stockholders' equity                         20,642                                         18,752
                                       -------------                                  -------------
     Total liabilities and stockholders'
       equity                              $324,740                                       $221,975
                                       =============                                  =============

Net interest income                                        $ 5,038                                        $ 3,649
                                                       ============                                   ============
Interest rate spread (3)                                                   3.15%                                          3.14%
                                                                      ===========                                    ===========
Net Yield on interest-earning assets (4)                                   3.28%                                          3.43%
                                                                      ===========                                    ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                   105.50%                                        109.28%
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

RISK ELEMENTS
The table below presents information concerning nonperforming assets including nonaccrual loans, loans 90 days past due, other real estate loans and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                                       December 31,     June 30,
                                                           2003           2003
                                                         ------         ------

Loans on a nonaccrual basis                              $  583         $1,398
Loans past due 90 days or more and still accruing         1,040          1,681
                                                         ------         ------
         Total nonperforming loans                        1,623          3,079
                                                         ------         ------

Other real estate                                           752            802
Repossessed assets                                           39             28
                                                         ------         ------
         Total nonperforming assets                      $2,414         $3,909
                                                         ------         ------


Nonperforming loans as a percentage of total net loans      .62%          1.34%
                                                         ======         ======

Nonperforming assets as a percentage of total assets        .75%          1.21%
                                                         ======         ======

Allowance for loan losses to nonperforming loans          92.13%         35.60%
                                                         ======         ======


Nonaccrual loans at December 31, 2003, consisted of $316,484 in one-to-four family residential mortgages and $266,498 in non-residential real estate mortgages.

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

As of December, 31, 2003, the total investment in impaired loans was $481,410, and such amount was subject to a specific allowance for loan losses of $37,174. The average investment in the impaired loans for the six-month period ended December 31, 2003 was $510,317. The interest income potential based upon the original terms of the contracts of these impaired loans was $20,720 for the six-month period ended December 31, 2003. A total of $20,720 of interest income has been recognized for the six-month period ended December 31, 2003.

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

The following is a breakdown of the loan portfolio composition at December 31, 2003 and June 30, 2003:

                                        December 31,     June 30,
                                            2003           2003
                                       ------------   ------------
Mortgage loans:
           1-4 family                  $138,988,014   $126,106,815
           Multi-family                   8,754,271      8,227,328
           Non-residential               40,624,484     39,099,195
           Construction                  14,072,023     10,074,633
                                       ------------   ------------
                                        202,438,792    183,507,971
                                       ------------   ------------
Consumer Loans:
           Home Improvement                 822,016        900,060
           Automobile-Direct              9,118,024      8,761,516
           Automobile-Indirect           33,458,492     22,140,818
           Share loans                    2,185,769      1,914,628
           Other                          2,374,976      2,687,302
                                       ------------   ------------
                                         47,959,277     36,404,324
                                       ------------   ------------

Commercial Loans                         20,224,507     17,383,993

Less:
           Loans in process               5,823,679      6,844,741
           Net deferred loan fees           120,375        116,178
           Allowance for loan losses      1,495,738      1,095,822
                                       ------------   ------------
                                          7,439,792      8,056,741
                                       ------------   ------------
                Total                  $263,182,784   $229,239,547
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

                NONE

Item 3 - Defaults upon Senior Securities

                 NOT APPLICABLE

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on October 21, 2003 and the following matters were voted upon:


PROPOSAL I - Election of Directors with term to expire in 2006.

                                 FOR            WITHHELD
                                 ---            --------
     William B. Chesson        813,117            4,170
     Stephen M. Gagliardi      815,617            1,670

Directors continuing in office are Kelly M. Bethel, William E. Watson, Frank Gary Young, John R Sperlazza, Walker Peterson Holloway, and Dominic J. Teramana, Jr..

PROPOSAL II -  Ratification  of the  appointment  of  S.R.  Snodgrass,  AC.,  as independent auditors for the Company, for the fiscal year ending June 30, 2004.

                                 FOR            AGAINST        ABSTAIN
                                 ---            -------        -------
                                 815,717          470           1,100
Item 5 - Other Information

                 NONE

Item 6  - Exhibits and reports on Form 8-K

(a) List of Exhibits:

          3(i)   Certificate of Incorporation of Advance Financial Bancorp *
          3(ii)  Amended Bylaws of Advance Financial Bancorp**
          4(i)   Specimen Stock Certificate
          4(ii)  Shareholders Rights Plan ***
         10      Employment  Agreement  between the Bank and Stephen M.  Gagliardi ****
         10.1    1998 Stock Option Plan *****
         10.2    Restricted Stock Plan and Trust Agreement *****
         31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    None

--------------------------------------------------------------------------------

*      Incorporated by reference to the Registration Statement on Form S-1
       (File No.  333-13021) declared effective by the SEC on November 12, 1996.
**     Incorporated by reference to the March 31, 2003 10-Q.
       (File No. 0-021885) filed May 13, 2003.
***    Incorporated by reference to the Form 8-K
       (File No.  0-21885) filed July 17, 1997.
****   Incorporated by reference to the June 30, 1997 Form 10K-SB
       (File No. 0-21885) filed September 23, 1997.
***** Incorporated by reference to the proxy statement for the Special Meeting of the Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Advance Financial Bancorp

Date:  February 12, 2004              By:  /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  February 12, 2004              By:  /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Financial Officer)