Form 10QSB
period 2004-03-31
ADVANCE FINANCIAL BANCORP
filed 2004-05-13
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10QSB


{x} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

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

       Class:  Common Stock, par value $.0667 per share
        Outstanding at May 10, 2004: 1,398,373


Transitional Small Business Disclosure Format ( check one):
Yes       No  X
    ---      ---

                            Advance Financial Bancorp

                                      Index

                                                                                                Page
                                                                                               Number
                                                                                               ------
Part I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheet (Unaudited)  as of
                      March 31, 2004 and June 30, 2003                                            3

                   Consolidated Statement of Income (Unaudited)
                       For the Three Months ended March 31, 2004 and 2003                         4

                   Consolidated Statement of Income (Unaudited)
                       For the Nine Months ended March 31, 2004 and 2003                          5

                   Consolidated Statement of Cash Flows (Unaudited)
                       For the Nine Months ended March  31, 2004 and 2003                         6

                   Notes to the Unaudited Consolidated Financial Statements                    7-10


          Item 2 - Management's Discussion and Analysis                                       11-19


          Item 3 - Controls and Procedures                                                       20


Part II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                             21

          Item 2 - Changes in Securities, Use of Proceeds and
                     Issuer Purchases of Equity Securities                                       21

          Item 3 - Default Upon Senior Securities                                                21

          Item 4 - Submissions of Matters to a Vote of Security Holders                          21

          Item 5 - Other Information                                                             21

          Item 6 - Exhibits and Reports on Form 8-K                                              21

SIGNATURES                                                                                       22

                             ADVANCE FINANCIAL BANCORP
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     MARCH 31,         JUNE 30,
                                                                                       2004             2003
                                                                                 -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                           $   2,513,608    $   2,906,568
       Interest bearing deposits with other institutions                             6,905,261       13,163,753
                                                                                 -------------    -------------
          Total cash and cash equivalents                                            9,418,869       16,070,321
                                                                                 -------------    -------------

     Investment securities:
       Securities held to maturity (fair value of $7,221,555 and $15,298,606)        7,090,146       15,086,475
       Securities available for sale                                                    12,938       11,394,701
                                                                                 -------------    -------------
          Total investment securities                                                7,103,084       26,481,176
                                                                                 -------------    -------------
     Mortgaged-backed securities:
       Securities held to maturity (fair value of $13,744,749 and $18,751,018)      13,787,473       18,642,532
       Securities available for sale                                                 6,077,279        8,979,898
                                                                                 -------------    -------------
          Total mortgage-backed securities                                          19,864,752       27,622,430
                                                                                 -------------    -------------

     Loans held for sale                                                               646,750        5,687,708
     Loans receivable,  (net of allowance for loan losses
          of $1,604,768 and $1,095,822 )                                           265,256,747      229,239,547
     Office properties and equipment, net                                            4,841,703        5,069,073
     Federal Home Loan Bank Stock, at cost                                           2,192,500        1,679,400
     Accrued interest receivable                                                     1,308,802        1,447,525
     Goodwill                                                                        4,700,472        4,700,472
     Other intangibles, net                                                          1,575,633        1,709,413
     Other assets                                                                    2,375,647        2,193,526
                                                                                 -------------    -------------
          TOTAL ASSETS                                                           $ 319,284,959    $ 321,900,591
                                                                                 =============    =============

Liabilities:
     Deposits                                                                    $ 266,992,674    $ 272,828,932
     Advances from Federal Home Loan Bank                                           22,300,000       20,000,000
     Other Borrowings                                                                7,200,000        7,200,000
     Advance payments by borrowers for taxes and insurance                             469,498          507,049
     Accrued interest payable and other liabilities                                    919,115        1,276,657
                                                                                 -------------    -------------
          TOTAL LIABILITIES                                                        297,881,287      301,812,638
                                                                                 -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                             -                -
     Common stock, $.0667 par value; 3,000,000 shares
          authorized 1,626,621 shares issued                                           108,445          108,445
     Additional paid in capital                                                     10,573,447       10,467,559
     Retained earnings - substantially restricted                                   13,308,106       11,705,306
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                  (185,536)        (250,634)
     Unallocated shares held by Restricted Stock Plan (RSP)                           (205,719)        (206,756)
     Treasury Stock (228,248 shares at cost)                                        (2,233,265)      (2,233,265)
     Accumulated other comprehensive income                                             38,194          497,298
                                                                                 -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                                21,403,672       20,087,953
                                                                                 -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 319,284,959    $ 321,900,591
                                                                                 =============    =============

See accompanying notes to the unaudited consolidated financial statements.
                                      -3-

                      ADVANCE FINANCIAL BANCORP
            CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2004         2003
                                                       ----------   ----------

INTEREST AND DIVIDEND INCOME
   Loans                                               $3,973,736   $3,372,413
   Investment securities - taxable                         61,222       94,708
   Investment securities - nontaxable                      34,998      111,984
   Interest-bearing deposits with other institutions        2,762      104,729
   Mortgage-backed securities                             200,869      175,231
   Dividends on Federal Home Loan Bank Stock                8,335       13,463
                                                       ----------   ----------

        Total interest and dividend income              4,281,922    3,872,528
                                                       ----------   ----------

INTEREST EXPENSE
   Deposits                                             1,448,446    1,577,652
   Advances from Federal Home Loan Bank                   305,868      287,629
   Other Borrowings                                        80,374       94,034
                                                       ----------   ----------

        Total interest expense                          1,834,688    1,959,315
                                                       ----------   ----------

NET INTEREST INCOME                                     2,447,234    1,913,213

Provision for loan losses                                 233,100      121,800
                                                       ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     2,214,134    1,791,413
                                                       ----------   ----------

NONINTEREST INCOME
   Service charges on deposit accounts                    201,299      162,942
   Income from loan servicing activity                     29,288       43,255
   Gain on sale of loans                                   31,164       85,342
   Gain on sale of Investments                                120            -
   Other income                                           106,006       86,444
                                                       ----------   ----------

        Total noninterest income                          367,877      377,983
                                                       ----------   ----------

NONINTEREST EXPENSE
   Compensation and employee benefits                     859,134      740,487
   Occupancy and equipment                                275,531      280,623
   Professional fees                                       40,652       44,395
   Advertising                                             46,119       35,408
   Data processing charges                                137,741      147,835
   Amortization of intangible asset                        44,593       24,000
   Other expenses                                         381,647      365,543
                                                       ----------   ----------

        Total noninterest expenses                      1,785,417    1,638,291
                                                       ----------   ----------

Income before income taxes                                796,594      531,105
Income taxes                                              278,157      160,002
                                                       ----------   ----------
Net Income                                             $  518,437   $  371,103
                                                       ==========   ==========

EARNINGS PER SHARE - NET INCOME
        Basic                                          $      .39   $      .28
        Diluted                                        $      .38   $      .28
DECLARED DIVIDEND PER SHARE                            $      .10   $      .10


See accompanying notes to the unaudited consolidated financial statements.

                         ADVANCE FINANCIAL BANCORP
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                            2004          2003
                                                        -----------   -----------
INTEREST AND DIVIDEND INCOME
    Loans                                               $11,925,171   $ 9,711,690
    Investment securities - taxable                         303,689       259,214
    Investment securities - nontaxable                      227,074       266,117
    Interest-bearing deposits with other institutions        14,827       185,989
    Mortgage-backed securities                              616,092       416,181
    Dividends on Federal Home Loan Bank Stock                25,592        31,329
                                                        -----------   -----------

         Total interest and dividend income              13,112,445    10,870,520
                                                        -----------   -----------

INTEREST EXPENSE
    Deposits                                              4,443,889     4,341,288
    Advances from Federal Home Loan Bank                    944,028       873,105
    Other Borrowings                                        239,678        94,034
                                                        -----------   -----------

         Total interest expense                           5,627,595     5,308,427
                                                        -----------   -----------

NET INTEREST INCOME                                       7,484,850     5,562,093

Provision for loan losses                                   904,950       276,000
                                                        -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       6,579,900     5,286,093
                                                        -----------   -----------

NONINTEREST INCOME
    Service charges on deposit accounts                     633,877       467,521
    Income from loan servicing activity                     176,428       118,043
    Gain on sale of loans                                   221,906       249,244
    Gain on sale of Investments                             446,497          --
    Other income                                            284,145       247,504
                                                        -----------   -----------

         Total noninterest income                         1,762,853     1,082,312
                                                        -----------   -----------
NONINTEREST EXPENSE
    Compensation and employee benefits                    2,424,541     1,982,852
    Occupancy and equipment                                 816,365       803,435
    Professional fees                                       127,431       118,815
    Advertising                                             145,080       119,695
    Data processing charges                                 403,793       313,945
    Amortization of intangible asset                        133,780        24,000
    Other expenses                                        1,231,140     1,045,981
                                                        -----------   -----------

         Total noninterest expenses                       5,282,130     4,408,723
                                                        -----------   -----------

Income before income taxes                                3,060,623     1,959,682
Income taxes                                              1,054,543       701,620
                                                        -----------   -----------
Net Income                                              $ 2,006,080   $ 1,258,062
                                                        ===========   ===========

EARNINGS PER SHARE - NET INCOME
         Basic                                          $      1.49   $       .94
         Diluted                                        $      1.46   $       .94
DECLARED DIVIDEND PER SHARE                             $       .30   $       .26


See accompanying notes to the unaudited consolidated financial statements.

                      ADVANCE FINANCIAL BANCORP
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2004            2003
                                                                   ------------    ------------
OPERATING ACTIVITIES
    Net Income                                                     $  2,006,080    $  1,258,062
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, amortization and accretion, net                   582,320         377,925
        Provision for loan losses                                       904,950         276,000
        Gain on sale of loans                                          (221,906)       (249,244)
        Gain on sale of investments                                    (446,497)              -
        Origination of loans held for sale                          (15,579,243)    (18,472,904)
        Proceeds from the sale of loans                              20,842,107      19,300,795
        (Increase) decrease  in other assets and liabilities,net       (345,355)        345,496
                                                                   ------------    ------------

             Net cash provided by operating activities                7,742,456       2,836,130
                                                                   ------------    ------------

INVESTING ACTIVITIES
    Investment securities held to maturity:
        Purchases                                                             -     (12,588,093)
        Maturities and repayments                                     8,000,000               -
    Investment securities available for sale:
        Purchases                                                             -      (4,007,886)
        Maturities and repayments                                         1,000       6,036,342
        Sales                                                        11,211,377               -
    Mortgage-backed securities held to maturity:
        Purchases                                                             -     (14,995,240)
        Maturities and repayments                                     4,728,004         555,308
    Mortgage-backed securities available for sale:
        Purchases                                                             -      (3,723,622)
        Maturities and repayments                                     2,436,953       3,274,505
        Sales                                                           352,881               -
    Purchase of Federal Home Loan Bank Stock, net                      (513,100)       (694,800)
    Net increase in loans                                           (36,498,289)    (33,944,678)
    Purchases of premises and equipment                                (135,438)     (1,255,119)
    Branch Acquisition:
        Loans purchased                                                       -         (85,347)
        Purchase of premises and equipment                                    -        (440,592)
        Premium paid on deposits                                              -      (5,853,373)
        Deposits assumed                                                      -      88,260,100
        Other, net                                                            -        (184,924)
                                                                   ------------    ------------

             Net cash (used in) provided by investing activities    (10,416,612)     20,352,581
                                                                   ------------    ------------
FINANCING ACTIVITIES
    Net (decrease) increase in deposits                              (5,836,258)     12,162,219
    Net increase in short term borrowings                             2,300,000               -
    Proceeds from long term borrowings                                        -       7,200,000
    Net change in advances for taxes and insurance                      (37,551)        (35,330)
    Cash dividends paid                                                (403,487)       (319,230)
                                                                   ------------    ------------
             Net cash (used in) provided by financing activities     (3,977,296)     19,007,659
                                                                   ------------    ------------

             (Decrease) increase in cash and cash equivalents        (6,651,452)     42,196,370

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     16,070,321      11,770,440
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  9,418,869    $ 53,966,810
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest on deposits and borrowings                        $  5,648,679    $  5,308,211
        Income taxes                                               $  1,110,000    $    640,000

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


                                             Three Months Ended March 31
                                                     (Unaudited)
                                                 2004          2003
                                              ----------    ----------

Weighted-average common shares outstanding     1,626,621     1,626,621
Average treasury stock shares                   (228,248)     (228,248)
Average unearned ESOP and RSP shares             (44,288)      (57,105)
                                              ----------    ----------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share         1,354,085     1,341,268

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                    30,565         8,872
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share    1,384,650     1,350,140
                                              ==========    ==========

                                             Nine-Months Ended March 31
                                                     (Unaudited)
                                                 2004          2003
                                              ----------    ----------

Weighted-average common shares outstanding     1,626,621     1,626,621
Average treasury stock shares                   (228,248)     (228,248)
Average unearned ESOP and RSP shares             (48,626)      (61,409)
                                              ----------    ----------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share         1,349,747     1,336,964

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                    27,844           621
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share    1,377,591     1,337,585
                                              ==========    ==========


NOTE 3 - STOCK OPTIONS

In December 1997, the Board of Directors adopted a Stock Option Plan for the directors, officers, and employees, which was approved by stockholders at a special meeting held on January 20, 1998. An aggregate of 162,667 shares of authorized but unissued common stock of the Company were reserved for future issuance under the plan. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to additional paid-in capital.

On January 20, 1998, qualified stock options were granted for the purchase of 97,591 shares exercisable at the market price of $12.50 per share at a rate of one fourth per year beginning January 20, 1998. All options expire ten years from the date of grant. At March 31, 2004, the initial stock options granted remain outstanding with none being exercised.

On January 1, 2004, qualified stock options were granted for the purchase of 58,268 shares exercisable at the market price of $18.23 per share at a rate of one fourth per year beginning January 2004. All options expire ten years from the date of grant. At March 31, 2004, the stock options remain outstanding with none being exercised.

The Company accounts for its stock option plan under provisions of APB Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations. Under this opinion, no compensation expense has been recognized with respect to the plan because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

The options issued would have had no dilutive effect on net income for the three and nine month periods ended March 31, 2004. Had the options been dilutive, compensation expense for the stock option plan would have been recognized in accordance with the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, " Accounting for Stock-based Compensation".

NOTE 4 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three and nine months ended March 31, 2004, comprehensive income totaled $526,149 and $1,546,976, respectively. For the three and nine months ended March 31, 2003, comprehensive income totaled $373,924 and $1,341,035, respectively. For the nine months ended March 31, 2004, net income included a reclassification of net unrealized gains of $446,497, primarily as a result of the sale of available for sale securities in November 2003.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("FAS") No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's disclosure requirements.


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

OVERVIEW
--------

On October 21, 2003, the Company's Board of Directors approved a three for two (50%) stock split in the form of a stock dividend. The stock split was effective for holders of record as of November 10, 2003. After the stock split, the outstanding shares of the Company increased 466,088 shares to 1,398,373. The earnings per share calculations for March 31, 2003 have been restated to reflect the stock split.

During the period ended December 31, 2003, the Company sold approximately $11,765,000 in available for sale investment securities. The amounts consisted of $2 million in commercial bonds, $5.8 million in long-term municipal bonds and $3 million in FHLB callable bonds. The Company realized a gain on the sales of approximately $446,000 that is included in the Statement of Income for the nine-month period ended March 31, 2004.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003
---------------------------------------------------------------------

The Company's total assets decreased by approximately $2,616,000 to $319,284,959 at March 31, 2004, from $321,900,591 at June 30, 2003. Net loans increased by approximately $36,017,000. The increase in net loans was funded by a decrease in interest bearing deposits with other financial institutions of $6,258,000, sales and repayments of investment securities and mortgage-backed securities of $27,136,000 and a decrease in loans available for sale of $5,041,000. Short-term advances from the Federal Home Loan Bank "FHLB" increased $2,300,000 during the period to partially replace the loss of approximately $5,836,000 in deposits.

Interest-bearing deposits with other financial institutions decreased $6,258,000 to $6,905,261 at March 31, 2004 from $13,163,753 at June 30, 2003. The decrease in funds was used to fund the Company's increased loan demand. Investment securities decreased $19,378,000 to $7,103,084 at March 31, 2004 from
$26,481,176 at June 30, 2003. This decrease was due primarily to sales of available for sale securities of $11,765,000 and the call of approximately $9,000,000, of which $7,000,000 was during the months of February and March 2004. The proceeds from the sales and calls were used to fund the Company's loan demand. Mortgage-backed securities decreased $7,758,000 to $19,864,752 at March 31, 2004 from $27,622,430 at June 30, 2003. The decrease was due primarily to accelerated principal repayments on higher yielding securities due to the low interest rate environment during the period ended March 31, 2004.

Loans held for sale decreased $5,041,000 to $646,750 at March 31, 2004 from $5,687,708 at June 30, 2003. The decrease is indicative of an increase in interest rates on fixed rate 1-4 family mortgages and the related decrease in customer demand for these mortgages.

Loans receivable, net increased $36,017,000 to $265,256,747 at March 31, 2004 from $229,239,547 at June 30, 2003. The increase in net loans is spread over the Company's entire portfolio. One-four family mortgages increased $11,645,000 which includes approximately $4,982,000 in fixed rate loans that were added to the Bank's portfolio during the period and $6,663,000 in adjustable rate loans as these products became attractive as a result of the Bank's competitive pricing. Nonresidential mortgages increased approximately $2,540,000 as a result of continued demand from existing customers and municipalities within the local trade area. The increase in construction loans for the period was $6,832,000.
This increase was split $3,399,000 and $3,434,000 for 1-4 family and nonresidential mortgages, respectively. The increase in construction loans is due to the demand created by the anticipation of near future interest rate increases in mortgage products. Dealer Floor Plan loans have increased
$2,751,000 and indirect automobile loans have increased $11,249,000 during the period primarily as a result of new relationships the Company has developed over the past year with the creation of an Indirect Loan Department within the Business Division of the Bank. The success of the department is indicated by the substantial growth in both floor plan and indirect auto lending. Future growth in these areas will depend upon the local economy, competition from other institutions and the manufacturers' incentive programs, as well as, the Company's evaluation of the risk level involved.

FHLB stock increased $513,100 to $2,192,500 at March 31, 2004 from $1,679,400 at
June 30, 2003. The increase is primarily due to the required purchases of stock as a result of the corresponding increase in outstanding advances. During the nine month period ended March 31, 2004, the Company increased its advance total by $2,300,000.

Deposits decreased $5,836,000 to $266,992,674 at March 31, 2004 from $272,828,932 at June 30, 2003. The decrease is primarily in money market demand deposits and Jumbo and "special term" term certificate of deposit products. Money market accounts with balances in excess of $10,000 have decreased $3,591,000 during the period as customers continue to search for higher yields on their investments in equities or other investment vehicles. The money market accounts had been utilized by some customers as a "parking" mechanism as they wait for an increase in the interest rate cycle and stability in the equity markets. Jumbo and "special term" certificates of deposit decreased $1,195,000 during the period due to similar customer sentiments. These types of certificates are generally the highest costing deposits offered by the Company, and as such, the need for this deposit funding is evaluated based upon the availability of alternative funding sources and other factors. At this time, the Company's strategy is to not offer the higher yields on these certificates, but instead to borrow on a short-term basis from the FHLB. This funding approach could change in future periods depending upon the local demand for loans, the local deposit market or other factors such as management's consideration of interest rate risk.

Advances from the FHLB increased $2,300,000 to $22,300,000 at March 31, 2004 from $20,000,000 at June 30, 2003. This increase is currently applied to the Bank's Open Repo Line of Credit with the FHLB. For the period ended March 31, 2004, the average rate paid on the line was approximately 1.2%. It is the Company's intent to continue to use the short term advances offered by the FHLB until such time as local market conditions, the interest rate market and other management factors dictate.

Stockholders' equity increased approximately $1,316,000 to $21,403,672 at March 31, 2004 from $20,087,953 at June 30, 2003. This increase was the result of net income of $2,006,000 for the period and the recognition of shares in the Employee Stock Ownership Plan and Restricted Stock Plan of $172,000. These increases were offset by a decrease in the net unrealized gain on securities of $459,000 and by the payment of cash dividends of $403,000.

COMPARISON  OF THE RESULTS OF  OPERATIONS  FOR THE THREE AND NINE  MONTHS  ENDED
--------------------------------------------------------------------------------
MARCH 31, 2004 AND 2003
-----------------------

Net interest income increased $534,000 or 27.91%, to $2,447,000 for the three months ended March 31, 2004 from $1,913,000 for the comparable period ended 2003. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principal balances in interest-earning assets and interest-bearing liabilities. The net interest spread for the three months ended March 31, 2004 increased to 3.08% from 2.67% for the comparable period ended 2003. The 41 basis point increase in the net interest rate spread for the current three month period was primarily due to a 58 basis point decline in average cost of funds which was offset by a 17 basis point decline in average yields on assets. See "Average Balance Sheet" for the three-month periods ended March 31, 2004 and 2003.

Net interest income increased $1,923,000 or 34.57%, to $7,485,000 for the nine months ended March 31, 2004 from $5,562,000 for the comparable period ended 2003. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principal balances in interest-earning assets and interest-bearing liabilities. The net interest spread for the nine months ended March 31, 2004 increased to 3.12% from 2.96% for the comparable period ended 2003. The 16 basis point increase in the net interest rate spread for the current nine month period was primarily the result of a 73 basis point decline in cost of funds which was offset by a 57 basis point decline in average yields on assets. See "Average Balance Sheet" for the nine-month periods ended March 31, 2004 and 2003.

The provision for loan losses increased $111,000 to $233,100 for the three months ended March 31, 2004 from $121,800 for the comparable period ended 2003. The provision increased $629,000 to $904,950 for the nine-months ended March 31, 2004 from $276,000 for the comparable period ended 2003. The increase in the provision for loan losses was precipitated by an increase in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, trends affecting local industry and business development and other known factors, which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may affect the local economy and more specifically the individual businesses.

During this evaluation, the individual loans are evaluated quarterly by senior members of management for impairment as prescribed under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Impairment losses are assumed when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by a loan's observable market value, the present value of future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral. This data on impairment is combined with the other data used for homogenous loans and is used by the classified asset committee in determining the adequacy of the allowance for loan losses.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which, may be realized in the future and that additional provision for loan losses will not be required. See "Risk Elements."

Noninterest income decreased $10,000 or 2.67%, to $368,000 for the three months ended March 31, 2004 from $378,000 for the comparable period ended 2003. Noninterest income increased $681,000 or 62.88% to $1,763,000 for the nine months ended March 31, 2004 from $1,082,000 for the comparable period ended 2003. The nine month period of 2004 includes gains on the sales of investment securities of approximately $446,000, as previously discussed. Also, for the three and nine month period ended March 31, 2004, miscellaneous fees and fees on deposit accounts increased by $38,000 and $166,000, respectively, as a result of an increase in core customers and related activity. For the three month period ended March 31, 2004, gains on sales of fixed rate loans and income from loan servicing activity decreased by $68,000 while increasing over the nine-month period ended March 31, 2004, by $31,000. The decrease over the three month period is due to decreasing customer demand for fixed rate 1-4 family mortgage loans in comparison to the same period ended in 2003.

Noninterest expense increased $147,000 or 8.98%, to $1,785,000 for the three months ended March 31, 2004, from $1,638,000 for the comparable 2003 period. Noninterest expense increased $873,000 or 19.81%, to $5,282,000 for the nine months ended March 31, 2004 from $4,409,000 for the comparable period ended 2003. For the three and nine month periods ended March 31, 2004, compensation and employee benefits increased $119,000 and $442,000, respectively. The increase in compensation and employee benefits for the three and nine month periods ended March 31, 2004 is due in part to the acquisition of the branch in Ohio in February 2003 and the de novo branch opening in September 2002. The new branches account for $20,000 and $154,000 of the increase for the three and nine month periods, respectively. Occupancy and equipment, professional fees, marketing and data processing expenses have remained stable for the three month period while they have increased by $137,000 for the nine month period ended March 31, 2004. Such increases are primarily due to the operation of the new branches acquired and opened since September 2002. For the three and nine month periods ended March 31, 2004, other expenses, including the amortization of the core deposit intangible "CDI" have increased $37,000 and $295,000, respectively. The increase in other expense for the three month period is due to increases in expenses related to other real estate and repossessed assets of $19,000 and the amortization of the CDI of $21,000. The increase in other expense for the nine month period is due to increases in supplies and communications of $9,000, in fees paid for ATM and consumer card usage of $50,000 and in fees paid to the Federal Reserve for item processing of $13,000, respectively. Each of these increases are primarily related to customer activity due to the increase in the Company's core customers created primarily by the branch purchase and the de novo branch opening. Also, other expense increased for the nine month period ended March 31, 2004 due to an increase in state franchise tax expense of $32,000 and CDI amortization of $134,000 as a result of the branch acquisition during February 2003. Costs relating to other real estate and repossessed assets increased for the nine month period ended March 31, 2004 by $47,000.

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

The Company's liquid assets consist of cash and cash equivalents and investment and mortgage-backed securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At March 31, 2004, liquid assets totalled $15.5 million or 4.9% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $7.7 million and $2.8 million for the nine-month periods ended March 31, 2004 and 2003, respectively, and were generated principally from net income and net sales of fixed rate 1-4 family mortgages.

Investing activities used $10.4 million and provided $20.3 million in funds during the nine-month periods ended March 31, 2004 and 2003, respectively. During the period ended March 31, 2004, the Company used cash to originate a net $36.5 million in loans. This usage was offset by net proceeds from the sale, repayment and maturity of investment and mortgage-backed securities of $26.7 million. During the period ended March 31, 2003, the Company used cash to originate a net $33.9 million in loans and to purchase $25.5 million in investment and mortgage-backed securities. Offsetting the uses of funds for the period ended March 31, 2003 was $81.3 million received from the branch purchase in February 2003.

Financing activities consist of the solicitation and repayment of customer deposits and borrowings. Financing activities used $4.0 million and provided $19.0 million during the nine months ended March 31, 2004 and 2003, respectively. For the period ending 2004, deposits had decreased $5.8 million. This decrease had been partially offset by an increase in short-term borrowings of $2.3 million. For 2003, deposits increased $12.2 million and the Company received $7.2 million as part of a Pooled Trust Preferred Offering.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the bank's commitment to make loans, as well as management's assessment of the Company's ability to generate funds. The Company currently has approximately $144 million in unused borrowing capacity at the FHLB of Pittsburgh. As a result of this unused borrowing capacity, the Company anticipates it will have sufficient liquidity available to meet estimated short-term and long-term funding needs.

CAPITAL
-------

Management monitors both the Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2004, both the Company and the Bank exceeded the minimum capital requirements, including risk-based and leveraged capital ratios. The Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 4.84% and 10.87%, 10.12% and 6.87%, respectively, at March 31, 2004.

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

                                                Three Months Ended March 31,
                                        ----------------------------------------------
                                            2004            Vs             2003
                                        ----------------------------------------------
                                                      Increase (Decrease)
                                                          Due to
                                        ----------------------------------------------
                                           Volume          Rate             Net
                                        ----------------------------------------------
Interest Income:
    Loans                                  $1,140,220       $(538,897)       $601,323
    Investments                              (216,688)         24,759        (191,929)
                                        ----------------------------------------------
      Total interest-earning assets           923,532        (514,138)        409,394
                                        ----------------------------------------------

Interest Expense
    Core Deposits                              62,127        (127,759)        (65,632)
    Certificates of Deposit                   159,506        (223,080)        (63,574)
    FHLB Borrowings                            53,680         (35,441)         18,239
    Other Borrowings                                -         (13,660)        (13,660)
                                        ----------------------------------------------
      Total interest-bearing liabilities      275,313        (399,940)       (124,627)

                                        ==============================================
Change in net interest income               $ 648,219       $(114,198)      $ 534,021
                                        ==============================================

                                                Nine Months Ended March 31,
                                        ----------------------------------------------
                                            2004            Vs             2003
                                        ----------------------------------------------
                                                      Increase (Decrease)
                                                          Due to
                                        ----------------------------------------------
                                           Volume          Rate             Net
                                        ----------------------------------------------
Interest Income:
    Loans                                  $3,899,444    $(1,685,963)      $2,213,481
    Investments                                61,997        (33,553)          28,444
                                        ----------------------------------------------
      Total interest-earning assets         3,961,441     (1,719,516)       2,241,925
                                        ----------------------------------------------

Interest Expense
    Core Deposits                             384,521       (544,077)        (159,556)
    Certificates of Deposit                 1,032,679       (770,522)         262,157
    FHLB Borrowings                           234,600       (163,677)          70,923
    Other Borrowings                          230,433        (84,789)         145,644
                                        ----------------------------------------------
      Total interest-bearing liabilities    1,882,233     (1,563,065)         319,168

                                        ==============================================
Change in net interest income              $2,079,208    $ (156, 451)      $1,922,757
                                        ==============================================

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

                                                                      Three-Month Period Ended March 31,
                                             --------------------------------------------------------------------------------------
                                                              2004                                        2003
                                             ------------------------------------------  ------------------------------------------
                                                 Average                      Average       Average                       Average
                                                 Balance       Interest      Yield/Cost     Balance        Interest      Yield/Cost
                                             ------------   ------------   ------------  -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                          $265,520         $3,974         5.99%       $198,431         $3,372         6.80%
  Investment securities (2)                       18,201            107         2.36%         53,000            325         2.45%
  Mortgage-backed securities                      20,675            201         3.89%         15,597            175         4.49%
                                             ------------   ------------   -----------  -------------   ------------   -----------
     Total interest-earning assets               304,396          4,282         5.63%        267,028          3,873         5.80%
                                                            ------------   -----------                  ------------   -----------
Non-interest-earning assets                       17,630                                      13,449
                                             ------------                               -------------
     Total assets                               $322,026                                    $280,477
                                             ============                               =============

Interest-bearing liabilities:
  Interest-bearing demand deposits              $ 52,377            134         1.02%       $ 43,285            168         1.55%
  Certificates of deposit                        153,667          1,184         3.08%        136,232          1,246         3.66%
  Savings deposits                                49,610            131         1.06%         42,607            163         1.53%
  FHLB Borrowings                                 25,117            306         4.87%         21,167            288         5.44%
  Other Borrowings                                 7,200             80         4.47%          7,200             94         5.22%
                                             ------------   ------------   -----------  -------------   ------------   -----------
     Total interest-bearing liabilities          287,971          1,835         2.55%        250,491          1,959         3.13%
                                                            ------------   -----------                  ------------   -----------
Non-interest bearing liabilities                  12,840                                      10,730
                                             ------------                               -------------
     Total liabilities                           300,811                                     261,221
Stockholders' equity                              21,215                                      19,256
                                             ------------                               -------------
     Total liabilities and stockholders'
       equity                                   $322,026                                    $280,477
                                             ============                               =============

Net interest income                                              $2,447                                      $1,913
                                                            ============                                ============
Interest rate spread (3)                                                        3.08%                                       2.67%
                                                                           ===========
                                                                                                                       ===========
Net yield on interest-earning assets (4)                                        3.22%                                       2.87%
                                                                           ===========                                 ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                        105.70%                                     106.60%
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

                                                                      Nine-Month Period Ended March 31,
                                            --------------------------------------------------------------------------------------
                                                             2004                                        2003
                                            -----------------------------------------  -------------------------------------------
                                                Average                     Average         Average                      Average
                                                Balance       Interest     Yield/Cost       Balance       Interest      Yield/Cost
                                            ------------   ------------   -----------  -------------   ------------   ------------
Interest-earning assets:
  Loans receivable (1)                         $257,790        $11,925         6.17%       $184,904         $9,712         7.00%
  Investment securities (2)                      25,381            571         3.00%         34,837            743         2.84%
  Mortgage-backed securities                     23,011            616         3.57%         11,097            416         5.00%
                                            ------------   ------------   -----------  -------------   ------------   -----------
     Total interest-earning assets              306,182         13,112         5.71%        230,838         10,871         6.28%
                                                           ------------   -----------                  ------------   -----------
Non-interest-earning assets                      17,653                                      10,638
                                            ------------                               -------------
     Total assets                              $323,835                                    $241,476
                                            ============                               =============

Interest-bearing liabilities:
  Interest-bearing demand deposits             $ 52,948            418         1.06%       $ 34,171            449         1.75%
  Certificates of deposit                       153,400          3,629         3.15%        117,430          3,367         3.82%
  Savings deposits                               49,553            396         1.07%         38,496            526         1.82%
  FHLB Borrowings                                27,139            944         4.64%         20,789            873         5.60%
  Other Borrowings                                7,200            240         4.44%          2,400             94         5.22%
                                            ------------   ------------   -----------  -------------   ------------   -----------
     Total interest-bearing liabilities         290,040          5,627         2.59%        213,286          5,309         3.32%
                                                           ------------   -----------                  ------------   -----------
Non-interest bearing liabilities                 12,962                                       9,270
                                            ------------                               -------------
     Total liabilities                          303,002                                     222,556
Stockholders' equity                             20,833                                      18,920
                                            ------------                               -------------
     Total liabilities and stockholders'
       equity                                  $323,835                                    $241,476
                                            ============                               =============

Net interest income                                             $7,485                                      $5,562
                                                           ============                                ============
Interest rate spread (3)                                                       3.12%                                       2.96%
                                                                          ===========
                                                                                                                      ===========
Net Yield on interest-earning assets (4)                                       3.26%                                       3.21%
                                                                          ===========                                 ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       105.57%                                     108.23%
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

RISK ELEMENTS
-------------
The table below presents information concerning nonperforming assets including nonaccrual loans, loans 90 days past due, other real estate loans and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                        March 31,    June 30,
                                                          2004         2003
                                                         ------       ------

Loans on a nonaccrual basis                              $  568       $1,398
Loans past due 90 days or more and still accruing         1,046        1,681
                                                         ------       ------
         Total nonperforming loans                        1,614        3,079
                                                         ------       ------

Other real estate                                           328          802
Repossessed assets                                            7           28
                                                         ------       ------
         Total nonperforming assets                      $1,949       $3,909
                                                         ------       ------


Nonperforming loans as a percentage of total net loans     0.61%        1.34%
                                                         ======       ======

Nonperforming assets as a percentage of total assets       0.61%        1.21%
                                                         ======       ======

Allowance for loan losses to nonperforming loans          99.44%       35.60%
                                                         ======       ======


Nonaccrual loans at March 31, 2004,consisted of $369,900 in one-to-four family residential mortgages and $198,480 in non-residential real estate mortgages.

The Company considers a loan impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance, homogenous loans that are to be collectively evaluated. Management considers an insignificant delay, which is defined as less than 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate during the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans through the allowance for loan losses by evaluating the recorded investment in the impaired loan to the estimated present value of the underlying collateral or the present value of expected cash flows. As of March 31, 2004, the Company had no loans that were classified as impaired.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed in respect to the losses can vary significantly from the estimated amounts. The Company's methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to established the loan loss factors for problem graded loans is designed to be self-correcting by taking into account recent loss experience. Similarly, by basing the past graded loss factors on historical loss experience, the methodology is further designed to take the Company's recent loss experience into account. In addition to historical and recent loss trends, the Company's methodology incorporates the current volume and trend in delinquencies, as well as, a self-assessment of the status of the local economy. The Company's methodology requires the monitoring of the changing loan portfolio mix and the effect that the changing mix has on the trend in delinquencies, as well as, actual loss factors.

The combination of the historical loss factors, recent loss experience, current trend in delinquencies, the local economic environment, and the assessment of the changing loan portfolio mix are used in conjunction with the internal loan grading system to adjust our allowance on a quarterly basis. Furthermore, the Company's methodology includes its impaired loan assessment and permits adjustments to any loss factor used in determining the allowance in the event that, in management's judgement, significant conditions which effect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon recent information, as it becomes available.

The following is a breakdown of the loan portfolio composition at March 31, 2004 and June 30, 2003:

                                               March 31,           June 30,
                                                2004                2003
                                            ------------        ------------
Mortgage loans:
           1-4 family                       $137,751,868        $126,106,815
           Multi-family                        9,214,970           8,227,328
           Non-residential                    41,639,174          39,099,195
           Construction                       16,906,946          10,074,633
                                            ------------        ------------
                                             205,512,958         183,507,971
                                            ------------        ------------
Consumer Loans:
           Home Improvement                      762,219             900,060
           Automobile-Direct                   9,488,828           8,761,516
           Automobile-Indirect                33,390,186          22,140,818
           Share loans                         2,163,369           1,914,628
           Other                               2,204,969           2,687,302
                                            ------------        ------------
                                              48,009,571          36,404,324
                                            ------------        ------------

Commercial Loans                              18,323,338          17,383,993

Less:
           Loans in process                    4,875,368           6,844,741
           Net deferred loan fees                108,983             116,178
           Allowance for loan losses           1,604,768           1,095,822
                                            ------------        ------------
                                               6,589,119           8,056,741
                                            ------------        ------------
                Total                       $265,256,748        $229,239,547
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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                NONE

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                NONE

Item 3 - Defaults upon Senior Securities

                NOT APPLICABLE

Item 4 - Submission of Matters to a Vote of Security Holders

                NONE

Item 5 - Other Information

                NONE

Item 6  - Exhibits and reports on Form 8-K

        (a) List of Exhibits:

               3 (i)   Certificate of Incorporation of Advance Financial Bancorp *
               3 (ii)  Amended Bylaws of Advance Financial Bancorp**
               4 (i)   Specimen Stock Certificate *
               4 (ii)  Shareholders Rights Plan ***
              10       Employment Agreement between the Bank and Stephen M. Gagliardi
              10.1     1998 Stock Option Plan ****
              10.2     Restricted Stock Plan and Trust Agreement ****
              31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Form 8-Ks filed during the quarter:

               The Registrant filed a report on Form 8-K dated January 23, 2004 to report earnings for the quarter ended December 31, 2003. (Items 7 and 12)

--------------------------------------------------------------------------------

* Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.
** Incorporated by reference to the March 31, 2003 10-Q. (File No. 0-021885) filed May 13, 2003.
*** Incorporated by reference to the Form 8-K ( File No. 0-21885) filed July 17, 1997.
**** Incorporated by reference to the proxy statement for the Special Meeting of the Stockholders on January 20, 1998 and filed with the SEC on December 12, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Advance Financial Bancorp

Date:  May 12, 2004                   By:  /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  May 12, 2004                   By:  /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Financial Officer)