Form 10KSB
period 2004-06-30
ADVANCE FINANCIAL BANCORP
filed 2004-09-22
CIK 1023398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2004

                                       OR

[X]  Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from           to          .
                                                         ---------    ---------

Commission File No. 0-21885

                            Advance Financial Bancorp
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                           55-0753533
----------------------------------------------   ------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

1015 Commerce Street, Wellsburg, West Virginia              26070
----------------------------------------------   -------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number, Including Area Code:        (304) 737-3531
                                                      ----------------

Securities registered under Section 12(b) of the Exchange Act:          None
                                                                       ------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.0667 per share
                    -----------------------------------------
                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $19.4 million

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at August 31, 2004, was $25.9 million.

         As of August 31, 2004, there were issued and outstanding 1,398,373 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

Item 1.  Description of Business.
-------  ------------------------

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

         The Bank is a federally chartered stock savings bank headquartered in Wellsburg, West Virginia. It operates seven full service facilities. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the 12 regional banks in the FHLB System.

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

                                                                           June 30,
                              ---------------------------------------------------------------------------------------------------
                                     2004                  2003                  2002                 2001              2000
                              ------------------    ------------------    ------------------  ----------------  -----------------
                                  $          %           $         %          $           %       $         %        $         %
                              -------    -------    --------   -------    --------    ------  --------  ------  --------    -----
                                                                      (Dollars in Thousands)
Type of Loans:
Real Estate Loans:
  One- to four-family......  $136,700      51.38%   $126,107     53.14%   $ 91,665     52.03% $ 64,696   48.88% $ 62,163    50.81%
  Non-residential..........    40,248      15.13      39,099     16.48      36,147     20.52    27,957   21.12    24,544    20.06
  Multi-family ............     8,998       3.38       8,227      3.47       6,864      3.90     6,003    4.54     5,470     4.47
  Construction.............    17,008       6.39      10,075      4.25       4,339      2.46     2,456    1.86     3,242     2.65
                             --------     ------    --------    ------    --------    ------  --------  ------  --------   ------
Total real estate loans       202,954      76.28     183,508     77.34     139,015     78.91   101,112   76.40    95,419    77.99
                             --------     ------    --------    ------    --------    ------  --------  ------  --------   ------
Consumer Loans:
  Automobile...............    40,944      15.39      30,902     13.02      17,176      9.75    13,000    9.82    10,904     8.91
  Other....................     2,146       0.81       2,687      1.13       2,613      1.48     2,779    2.10     2,676     2.19
  Share....................     2,346       0.88       1,915      0.81       1,590      0.90     1,595    1.21     1,406     1.15
  Home improvement.........       681       0.26         900      0.38         943      0.54     1,208    0.91     1,439     1.18
                             --------     ------    --------    ------    --------    ------  --------  ------  --------   ------
Total consumer loans           46,117      17.33      36,404     15.34      22,322     12.67    18,582   14.04    16,425    13.43
                             --------     ------    --------    ------    --------    ------  --------  ------  --------   ------

Commercial business loans..    17,009       6.39      17,384      7.32      14,824      8.42    12,651    9.56    10,500     8.58
                             --------     ------    --------    ------    --------    ------  --------  ------  --------   ------
     Total loans              266,080     100.00%    237,296    100.00%    176,161    100.00%  132,345  100.00%  122,344   100.00%
                                          ======                ======                ======            ======             ======
Less:
  Loans in process.........    (4,339)                (6,845)               (2,966)             (1,861)           (1,813)
  Deferred loan
    origination
    fees and costs.........      (108)                  (116)                  (80)               (109)             (128)
  Allowance for
    loan losses............    (1,799)                (1,096)                 (969)               (779)             (682)
                             --------               --------              --------            --------          --------
     Total loans, net        $259,834               $229,239              $172,146            $129,596          $119,721
                             ========               ========              ========            ========          ========

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio, at June 30, 2004. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                   Due after
                                       Due within  1 through       Due after
                                         1 year     5 years         5 years      Total
                                         ------     -------         -------      -----
                                                      (In Thousands)
One- to four-family real estate....      $16,110    $ 4,542        $116,048   $136,700
Non-residential real estate........          270      1,269           7,459      8,998
Multi-family real estate...........        1,207      5,678          33,363     40,248
Construction.......................       17,008          -               -     17,008
Consumer loans.....................        1,582     35,426           9,109     46,117
Commercial business loans..........       10,392      6,191             426     17,009
                                         -------    -------        --------   --------
Total..............................      $46,569    $53,106        $166,405   $266,080
                                         =======    =======        ========   ========

         The following table sets forth as of June 30, 2004 the dollar amount of all loans due after June 30, 2005, which have fixed interest rates and floating or adjustable interest rates.


                                                     Floating or
                                      Fixed Rates  Adjustable Rates    Total
                                      -----------  ----------------    -----
                                                    (In Thousands)
One- to four-family real estate....     $ 73,958         $46,632    $120,590
Non-residential real estate........       24,115          14,926      39,041
Multi-family real estate...........        5,391           3,337       8,728
Consumer loans.....................       44,222             313      44,535
Commercial business loans..........        2,184           4,433       6,617
                                        --------         -------    --------
    Total..........................     $149,870         $69,641    $219,511
                                        ========         =======    ========

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

         The Registrant's one-to four-family residential loan portfolio also includes second mortgage loans and home equity loans. Such loans are generally secured by second liens on one-to four-family residential real estate. At June 30, 2004, such loans totaled $16,916, or 12%, of the Registrant's one-to four-family residential loan portfolio.

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

         Construction Loans. The Registrant originates construction loans primarily for the construction of single family dwellings. Loans made to builders are generally "pure construction" loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 12 months. At June 30, 2004, there were no construction loans to builders. Loans made to individual property owners are either pure construction loans or "construction-permanent" loans which generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans. At June 30, 2004, construction loans to individuals for the purpose of constructing 1-4 family residential homes totaled $7,944, while construction loans to individuals for the purpose of constructing non-residential buildings totaled $9,064. Construction financing generally has a higher degree of credit risk than conventional mortgages. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Registrant may have a completed project with a value too low to assure full repayment of the loan.

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

         Consumer Loans. Consumer loans primarily consist of direct and indirect automobile loans. Direct automobile loans are generally originated with terms of up to 6 years for new automobiles and up to 5 1/2 years for used automobiles. Indirect automobile loans are purchased from automobile dealers with whom the Registrant generally provides floor plan financing. Indirect automobile loans are underwritten by the Registrant and a fee is remitted to the automobile dealer upon the successful underwriting and closing of the loan. The fee is amortized as a yield adjustment using the interest method over the life of the loan. The fee is rebated to the Registrant, on a pro rata basis, if the loan is repaid within the first six months. The Registrant generally does not have recourse against the automobile dealer in the event of a default by the borrower. Each indirect auto loan is originated in accordance with the Registrant's underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. Direct and indirect automobile loans are secured by the new or used automobile. At June 30, 2004, automobile loans totaled $40,944 or, 89% of the Registrant's consumer loan portfolio. Of this amount, indirect automobile loans totaled $31,902. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than one-to four-family residential loans.

         The Registrant also makes a variety of other loans that totaled $5,173, or 11%, of total consumer loans at June 30, 2004. Included in this total are home improvement loans, credit card loans, loan secured by deposit accounts (share loans) and educational loans. Underwriting standards for these loans vary based on the loan type and the creditworthiness of the borrower.

         Commercial Business Loans. Commercial business loans primarily consist of commercial lines of credit (which include automobile floor plan lines of credit), commercial vehicle loans, and working capital loans and are typically secured by residential or commercial property, receivables or inventory, vehicles comprising the automobile floor plan, or some other form of collateral. Floor plan financing involves continuing financing for an automobile dealer that is secured by automobiles physically located on the dealer's lot. The Registrant holds the title to the automobiles during the pendency of the sale. Floor plan financing typically involves high loan origination volume and repayment within 90 days of origination. At June 30, 2004, automobile dealer floor plan loans totaled $7,830 or 46% of the Registrant's commercial loan portfolio. Credit risks involved are similar to commercial real estate loans (non-residential and multi- family loans) with loan repayment often dependent upon the business generating sufficient cash flow. However, commercial business loans carry even more credit risk than commercial real estate loans due to the nature of the collateral underlying the loan.

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

         Loan Commitments. Written loan commitments are given to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. No commitment fees or points to secure commitments are charged to prospective borrowers. However, a customer may lock in a fixed rate for 30 days by depositing a nonrefundable fee with the Registrant. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 30-day limit. At June 30, 2004, the Registrant had $1,365 of outstanding commitments to originate loans, $3,605 in undisbursed funds related to construction loans and $17,074 in unused lines of credit.

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

         Non-Performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15. At June 30, 2004, the Registrant had three loans totaling $138 that meet the definition of impaired loans within SFAS 114, as amended by SFAS 118. These impaired loans were subject to a specific allowance for loan losses of $26 at June 30, 2004. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totaled $33 for the year ended June 30, 2004. Of such amount, $26 was collected.

                                                                                            At June 30,
                                                                  ---------------------------------------------------------------
                                                                   2004           2003          2002          2001         2000
                                                                  ------         ------        ------        ------       ------
                                                                                          (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family...................................          $  473         $  619        $  495        $ 252         $286
  Non-residential.......................................             223            745           327          240           16
  Multi-family..........................................              --             35            42           --           --
  Construction..........................................              --             --            --           --           --
  Commercial............................................              --             --            --           --           --
Consumer................................................               1             --            --           --            2
Commercial..............................................              --             --            --           --           --
                                                                  ------         ------        ------        -----         ----
    Total non-accrual loans.............................             697          1,399           864          492          304
                                                                  ------         ------        ------        -----         ----
Accruing loans greater than 90 days past due:
Mortgage loans:
    One- to four-family.................................              --             --            --           --           --
    Non-residential.....................................              --             --            --           --           --
    Multi-family........................................              --             --            --           --           --
    Construction........................................              --             --            --           --           --
Consumer................................................           1,121            676           413          140          189
Commercial..............................................             586          1,005           735          571           --
                                                                  ------         ------        ------        -----         ----
Total accruing loans greater than 90 days past due......           1,707          1,681         1,148          711          189
                                                                  ------         ------        ------        -----         ----
Total non-performing loans..............................           2,404          3,080         2,012        1,203          493
Real estate acquired in settlement of loans.............             253            802           645          355          407
Other non-performing assets.............................              --             29            18           13           21
                                                                  ------         ------        ------        -----         ----
Total non-performing assets.............................          $2,657         $3,911        $2,675       $1,571         $921
                                                                  ======         ======        ======       ======         ====

Total non-performing loans to gross loans...............            0.90%          1.30%         1.14%        0.92%        0.41%
                                                                    ====           ====          ====         ====         ====
Total non-performing loans to total assets..............            0.75%          0.96%         0.94%        0.71%        0.34%
                                                                    ====           ====          ====         ====         ====
Total non-performing assets to total assets.............            0.83%          1.22%         1.25%        0.94%        0.63%
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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                                        At June 30, 2004
                                                        ----------------
                                                         (In Thousands)

            Special Mention..................               $  562
            Substandard......................                2,167
            Doubtful.........................                  243
            Loss.............................                   --
                                                            ------
            Total............................               $2,972
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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                          At June 30,
                                               ------------------------------------------------------------------
                                                 2004           2003         2002          2001           2000
                                               ---------     ---------     ---------     ---------     ---------
                                                                    (Dollars in Thousands)
Total gross loans outstanding ..............   $ 266,080     $ 237,296     $ 176,161     $ 132,345     $ 122,344
                                               =========     =========     =========     =========     =========

Average loans outstanding ..................     259,511       193,733       157,557       124,726       116,825
                                               =========     =========     =========     =========     =========

Allowance balance (at beginning of period) .   $   1,096     $     969     $     779     $     682     $     582
Acquired allowance of OSFS (1) .............          --            --           170            --            --
Provision ..................................       1,169           399           245           191           175
Charge-offs:
  Real estate ..............................         (69)          (37)          (36)           --            --
  Consumer .................................        (403)         (164)         (122)          (77)          (54)
  Commercial ...............................         (87)         (107)          (83)          (20)          (25)
Recoveries:
  Real estate ..............................           3            --            --            --            --
  Consumer .................................          87            14            16             3             4
  Commercial ...............................           3            22            --            --            --
                                               ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period) .......   $   1,799     $   1,096     $     969     $     779     $     682
                                               =========     =========     =========     =========     =========


Allowance for gross loan losses as a percent
     of total loans outstanding ............        0.68%         0.46%         0.55%         0.59%         0.56%
                                               =========     =========     =========     =========     =========
Net loans charged off as a percent of
     average loans outstanding .............        0.18%         0.14%         0.14%         0.08%         0.06%
                                               =========     =========     =========     =========     =========

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

                                                                     At June 30,
                        ------------------------------------------------------------------------------------------------------------
                               2004                2003                  2002                2001                   2000
                        --------------------  -------------------  ------------------- -------------------  ------------------------
                                  Percent of           Percent of           Percent of          Percent of              Percent of
                                   Loans in             Loans in             Loans in            Loans in                Loans in
                                     Each                 Each                 Each                Each                    Each
                                 Category to          Category to          Category to         Category to             Category to
                         Amount  Total Loans  Amount  Total Loans  Amount  Total Loans Amount  Total Loans    Amount   Total Loans
                         ------  -----------  ------  -----------  ------  ----------- ------  -----------    ------   -----------
Types of Loans
Real Estate:
  One- to four-family... $  145      51.38%   $  164       53.14%   $ 146     52.03%    $ 108     48.88%       $  93      50.81%
  Non-residential ......    661      15.13       269       16.48      309     20.52       308     21.12          270      20.06
  Multi-family..........     43       3.38        33        3.47       32      3.90        36      4.54           33       4.47
  Construction..........     --       6.39        --        4.25       --      2.46        --      1.86           --       2.65
Consumer................    561      17.33       354       15.34      231     12.67       176     14.04          129      13.43
Commercial..............    389       6.39       276        7.32      251      8.42       151      9.56          157       8.58
                         ------     ------    ------      ------    -----    ------     -----    ------        -----     ------
     Total.............. $1,799     100.00%   $1,096      100.00%   $ 969    100.00%    $ 779    100.00%       $ 682     100.00%
                         ======     ======    ======      ======    =====    ======     =====    ======        =====     ======

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of June 30, 2004, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" at a fair value of $37,962 and $5,304, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At June 30, 2004, the Registrant's securities available for sale had an amortized cost of $5,371 and market value of $5,304. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2004, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         At June 30, 2004, the Registrant's securities portfolio did not contain any securities of an issuer, other than those issued by U.S. government or its agencies, with an aggregate book value in excess of 10% of the Registrant's equity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                                  At June 30,
                                                        ----------------------------
                                                          2004       2003     2002
                                                          ----       ----     ----
                                                              (In Thousands)
  Securities held to maturity:
    Interest-bearing deposits in other
      financial institutions........................    $ 16,816  $ 13,164  $ 9,995
    U.S. government agency securities...............       4,001    12,000       --
    FHLB stock......................................       2,158     1,679    1,058
    Mortgage-backed securities......................      12,307    18,643    1,397
    Municipal bond obligations......................       3,088     3,088       --
                                                        --------  --------  -------
      Total securities held to maturity.............      38,370    48,574   12,450
                                                        --------  --------  -------
  Securities available for sale:
    U.S. government and agency securities...........          --     3,030    4,868
    Time deposits...................................          --        --      230
    Common stock....................................          --        --       --
    Money fund securities...........................          13        15       17
    Mortgage-backed securities......................       5,291     8,980    7,792
    Municipal bond obligations......................          --     6,305    5,924
    Corporate bond obligations......................          --     2,043    1,960
                                                        --------  --------  -------
      Total securities available for sale...........       5,304    20,373   20,791
                                                        --------  --------  -------
  Total investment and mortgage-backed securities...    $ 43,674  $ 68,947  $33,241
                                                        ========  ========  =======

         During the year ended June 30, 2004, the Company sold approximately $11,000 in available for sale investment securities. The amounts consisted of $2,000 in commercial bonds, $5,800 in long-term municipal bonds and $3,000 in FHLB callable bonds. The Company realized a gain on the sales of approximately $446.

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2004. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                       At June 30, 2004
                                    ------------------------------------------------------------------------------------------------
                                                                              Over
                                    Less than 1 year    1 to 5 years      5 to 10 years     Over 10 years      Total Securities
                                    ---------------- ------------------  ---------------- ----------------- ------------------------
                                    Carrying Average  Carrying  Average  Carrying Average Carrying  Average Carrying          Market
                                     Value    Yield    Value     Yield    Value    Yield   Value     Yield   Value    Yield   Value
                                     -----    -----    -----     -----    -----    -----   -----     -----   -----    -----   -----
                                                                    (Dollars in Thousands)
Securities held to maturity:
  Interest-bearing deposits in
    other financial institutions... $16,816    1.25%    $   --     --%   $   --      --%  $    --       --%  $16,816   1.25% $16,816
  U.S. government and agency
    securities.....................      --      --      4,001   2.97        --      --        --       --     4,001   2.97    3,985
  Municipal bond obligations(1)....      --      --         --     --        --      --     3,088     4.52     3,088   4.52    3,076
  FHLB stock.......................   2,158    1.38         --     --        --      --        --       --     2,158   1.38    2,158
  Mortgage-backed securities.......      --      --      3,604   4.34     4,549    4.57     4,154     5.14    12,307   4.70   11,927
                                    -------    ----     ------   ----    ------    ----   -------     ----   -------   ----  -------
      Total securities held
        to maturity................ $18,974    1.27%    $7,605   3.62%   $4,549    4.57%  $ 7,242     4.88%  $38,370   2.81% $37,962
                                    =======    ====     ======   ====    ======    ====   =======     ====   =======   ====  =======

Securities available for sale:
  Money fund securities............ $    13    4.42%    $   --     --%   $   --      --%  $    --       --   $    13   4.42% $    13
  Mortgage-backed securities.......      --      --         53   5.50     1,641    4.75     3,597     4.66     5,291   4.70    5,291
                                    -------    ----     ------   ----    ------    ----   -------     ----   -------   ----  -------
      Total securities
        available for sale.........      13    4.42         53   5.50     1,641    4.75     3,597     4.66     5,304   4.70    5,304
                                    -------    ----     ------   ----    ------    ----   -------     ----   -------   ----  -------

Total investment and
  mortgage-backed securities....... $18,987    1.27%    $7,658   3.69%   $6,190    4.62%  $10,839     4.81%  $43,674   3.04% $43,266
                                    =======    ====     ======   ====    ======    ====   =======     ====   =======   ====  =======

-----------------
(1)  Computed at actual value and not tax equivalent rate.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2004, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2004.


                              Maturity Period                 Time Deposits
                              ---------------                 -------------
                                                              (In Thousands)

        Within three months.........................             $ 6,206
        More than three through six months..........               3,741
        More than six through nine months...........               2,810
        Over nine months............................              20,554
                                                                 -------
               Total................................             $33,311
                                                                 =======

  Borrowings

         The Registrant may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2004, borrowings with the FHLB totaled $23 million of which $20 million was classified as long-term.

  Subordinated Debentures

         On December 19, 2002, the Company formed an affiliated trust that issued $7.2 million in Guaranteed Capital Trust Securities (Trust preferred Securities). This affiliate, Advance Statutory Trust 1 (the "Trust") issued Trust Preferred Securities as part of a pooled offering. The offering is at a floating rate of 3 month LIBOR plus 3.25% with an initial rate of 4.66%. The current rate effective until September 26, 2004 is 4.84%. During the year end June 30, 2004, the average rate was 4.36% The company has guaranteed payment of the principal and interest on the Trust Preferred Securities. The capital securities mature in 2032, and they may be redeemed at face value after 2007.

  Employees

         At June 30, 2004, the Registrant had 88 full-time and five part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2004, the Registrant's lending limit for loans to one borrower was approximately $4,507,043 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2004, the Bank was in compliance with its regulatory capital requirements.

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

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed in the "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2004, the Bank was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments." Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2004, the Bank was in compliance with its QTL requirement, with 89.38% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2004, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2004, the Bank was in compliance with these Federal Reserve Board requirements.

  Item 2.  Description of Property.
  -------  ------------------------

         (a)      Properties.

                  The Registrant operates from its main office and six branch offices.

                                        Leased or              Year Leased
                Locations                Owned                 or Acquired
                ---------                -----                 -----------
  MAIN OFFICE:
    1015 Commerce Street                 Owned                      1984
    Wellsburg, West Virginia



  BRANCH OFFICES:
    1409 Main Street                     Leased (1)                 1996
    Follansbee, West Virginia

    805 Main Street
    Wintersville, Ohio                   Leased (2)                 1997

    435 Main Street                      Owned                      2001
    Bridgeport, Ohio

    4000 Central Avenue                  Owned                      2001
    Shadyside, Ohio

    125 Dunbar Avenue                    Leased (3)                 2002
    Steubenville, Ohio

    4420 Sunset Boulevard                Owned                      2003
    Steubenville, Ohio

----------------------
(1) The Bank holds a 40 year lease on the land upon which its branch office is located. The Bank owns the branch building. In addition, the Bank owns property at 901 Main Street, Follansbee, West Virginia, which was formerly a branch office.

(2) The Bank holds a ten year lease (with two five year renewal options) on the land upon which its branch office is located. The Bank owns the branch building.

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

         (c) Description of Real Estate and Operating Data. Not Applicable.

  Item 3.  Legal Proceedings.
  -------  ------------------

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

  Item 4.  Submission of Matters to a Vote of Security Holders.
  -------  ----------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

  Item 5.  Market for Common Equity, Related Stockholder Matters and Small
  -------  ---------------------------------------------------------------
           Business Issuer Purchases of Equity Securities.
           -----------------------------------------------

         The Company's common stock has been traded on the NASDAQ SmallCap Market under the trading symbol of "AFBC" since it commenced trading in January 1997. The following table reflects high and low bid quotations as published by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                                                    Dividends
         Date                                     High ($)  Low ($) Declared ($)
         ----                                     --------  ------- ------------

         July 1, 2002 to September 30, 2002       12.46     11.13       0.08
         October 1, 2002 to December 31, 2002     12.59     11.67       0.08
         January 1, 2003 to March 31, 2003        14.21     12.69       0.08
         April 1, 2003 to June 30, 2003           15.93     14.17       0.10
         July 1, 2003 to September 30, 2003       17.33     14.40       0.10
         October 1, 2003 to December 31, 2003     21.75     16.70       0.10
         January 1, 2004 to March 31, 2004        18.98     17.00       0.10
         April 1, 2004 to June 30, 2004           18.41     17.25       0.10

         The number of stockholders of record of common stock as of August 31, 2004, was approximately 396. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At August 31, 2004, there were 1,398,373 shares outstanding. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the conversion, or (2) the regulatory capital requirements imposed by the OTS.

         Set  forth  below  is   information   regarding  the  Company's   stock
  repurchases during the fourth quarter of the fiscal year ended June 30, 2004.

                                ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------
                      (a)        (b)            (c)                       (d)
                   Total                     Total Number of         Maximum Number
                  Number of    Average     Shares (or Units)      (or Approximate Dollar
                   Shares     Price Paid   Purchased as Part   Value) of Shares (or Units)
                 (or Units)   per Share       of Publicly       that May Yet Be Purchased
        Period    Purchased   (or Unit)   Announced Plans or   Under the Plans or Programs
                                               Programs
------------------------------------------------------------------------------------------
  April 1-30,        N/A         N/A              N/A                      N/A
  2004
------------------------------------------------------------------------------------------
  May  1-31,         N/A         N/A              N/A                      N/A
  2004
------------------------------------------------------------------------------------------
  June 1-30,         N/A         N/A              N/A                      N/A
  2004
------------------------------------------------------------------------------------------
  Total
------------------------------------------------------------------------------------------

  Item 6.  Management's Discussion and Analysis or Plan of Operation.
  -------  ----------------------------------------------------------

  Selected Financial Ratios and Other Data

                                                         For  the Years Ended
                                                              June 30,
                                                           2004        2003
                                                           ----        ----

   Return on average assets                                0.77%         0.72%
        (net income divided by average total assets)
   Return on average equity                               11.85          9.86
        (net income divided by average equity)
   Average equity to average assets ratio                  6.51          7.30
        (average equity divided by average assets)
   Equity to assets at period end                          6.77          6.24
   Net interest spread                                     3.11          2.93
   Dividend payout ratio                                  21.61         24.05
   Net yield on average interest-earning assets            3.25          3.14
   Non-performing loans to total assets                    0.75          0.96
   Non-performing loans to total loans                     0.92          1.30
   Allowance for loan losses to non-performing assets     67.70         28.02

  General

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

  Fiscal 2004 Highlights

         On October 21, 2003, the Company's Board of Directors approved a three for two (50%) stock split in the form of a stock dividend. The stock split was effective for holders of record as of November 10, 2003. After the stock split, the outstanding shares of the Company increased 466,088 shares to 1,398,373. The earnings per share calculation for June 30, 2003 have been restated to reflect the stock split.

         During November 2003, the Company sold approximately $11,765,000 in available for sale investment securities. The amounts consisted of $2 million in commercial bonds, $5.8 million in long-term municipal bonds and $3 million in FHLB callable bonds. The Company realized a gain on the sales of approximately $446,000 that is included in the Statement of Income for the year ended June 30, 2004.

  Asset and Liability Management

       The Company's net interest income is sensitive to changes in interest rates, as the rates paid on interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

         To mitigate the impact of changing interest rates on net interest income, the Company manages interest rate sensitivity and asset/liability products through an asset/liability management committee (the "Committee"). The Committee meets as necessary to determine the rates of interest for loans and deposits. Rates on deposits are primarily based on the Company's need for funds and on a review of rates offered by other financial institutions in the Company's market area. Interest rates on loans are primarily based on the interest rates offered by other financial institutions in the Company's market area, as well as, the Company's cost of funds.

         The Committee manages the imbalance between its interest-earning assets and interest-bearing liabilities through the determination and adjustment of asset/liability composition and pricing strategies. The Committee then monitors the impact of the interest rate risk and earnings consequences of such strategies for consistency with the Company's liquidity needs, growth and capital adequacy. The Committee's principal strategy is to reduce the interest rate sensitivity of interest-earning assets and attempt to match the maturities of interest-earning assets with interest-bearing liabilities, while allowing for a mismatch in an attempt to increase net interest income.

         In an effort to reduce interest rate risk and protect itself from the negative effects of rapid or prolonged changes in interest rates, the Company has also instituted certain asset and liability management measures, including underwriting long-term fixed rate loans that are saleable in the secondary market, offering longer term deposit products and diversifying the loan portfolio into shorter term consumer and commercial business loans. In addition, the Company originates one year, three-year and five year adjustable rate mortgage loans.

  Net Portfolio Value

         The Company computes amounts by which the net present value of cash flow assets, liabilities and off balance sheet items ("NPV") would change in the event of a range of assumed changes in market interest rates. The computations estimate the effect on the Company's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases or decreases in market interest rates.

         Based upon the Office of Thrift Supervision assumptions, the following table presents the Company's NPV at June 30, 2004.

               Changes in rates   NPV Ratio (1)       Change(2)
               ----------------   -------------       ---------
                   +300 bp           6.34 %            (329) bp
                   +200 bp           7.74              (189) bp
                   +100 bp           8.84              ( 79) bp
                      0 bp           9.63
                   -100 bp           9.70                 7  bp
                   -200 bp           9.48               (15) bp
                   -300 bp           9.09               (54) bp

  ---------------
  (1) Calculated as the estimated NPV divided by present value of total assets.
  (2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

                                                                           Year Ended June 30,
                                            --------------------------------------------------------------------------------------
                                                       2004                        2003                       2002
                                            --------------------------- ----------------------------  ----------------------------
                                                                Average                      Average                      Average
                                            Average             Yield/   Average             Yield/                       Yield/
                                            Balance  Interest    Cost    Balance  Interest    Cost    Balance Interest     Cost
                                            -------  --------    ----    -------  --------    ----    ----------------     ----
  Interest-earning assets:
    Loans receivable (1)                   $259,511   $15,855    6.11%  $193,733  $13,347     6.89%  $157,557  $12,209     7.75%
    Investment securities (2)                23,931       659    2.76%    40,863    1,084     2.65%    20,165      832     4.12%
    Mortgage-backed securities               21,938       775    3.53%    14,817      666     4.50%     9,490      582     6.14%
                                           --------   -------  ------   --------  -------   ------   --------  -------   ------
       Total interest-earning assets        305,380    17,289    5.66%   249,413   15,097     6.05%   187,212   13,623     7.28%
                                                      -------  ------             -------   ------             -------   ------
  Non-interest-earning assets                17,480                       12,464                        7,789
                                           --------                     --------                     --------
       Total assets                        $322,860                     $261,877                     $195,001
                                           ========                     ========                     ========

  Interest-bearing liabilities:
    Interest-bearing demand deposits       $ 52,806   $   544    1.03%  $ 39,465  $   627     1.59%  $ 25,010  $   608     2.43%
    Certificates of deposit                 153,536     4,785    3.12%   127,871    4,606     3.60%    95,157    4,577     4.81%
    Savings deposits                         49,775       491    0.99%    41,066      685     1.67%    29,966      812     2.71%
    FHLB borrowings                          25,575     1,233    4.82%    20,291    1,163     5.73%    20,000    1,164     5.82%
    Other borrowings                          7,200       320    4.44%     3,900      178     4.56%         -        -         -
                                           --------   -------  ------   --------  -------   ------   --------  -------   ------
       Total interest-bearing liabilities   288,892     7,373    2.55%   232,593    7,259     3.12%   170,133    7,161     4.21%
                                                      -------  ------             -------   ------             -------   ------
  Non-interest bearing liabilities           12,936                       10,170                        7,608
                                           --------                     --------                     --------
       Total liabilities                    301,828                      242,763                      177,741
  Stockholders' equity                       21,032                       19,114                       17,260
                                           --------                     --------                     --------
       Total liabilities and stockholders'
         equity                            $322,860                     $261,877                     $195,001
                                           ========                     ========                     ========

  Net interest income                                 $ 9,916                     $ 7,838                      $ 6,462
                                                      =======                     =======                      =======
  Interest rate spread (3)                                       3.11%                        2.93%                        3.07%
                                                               ======                       ======                       ======
  Net Yield on interest-earning assets (4)                       3.25%                        3.14%                        3.45%
                                                               ======                       ======                       ======
  Ratio of average interest-earning
    assets  to average interest-bearing
    liabilities                                                105.71%                      107.23%                      110.04%
                                                               ======                       ======                       ======

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

                                                 Year Ended June 30,                  Year Ended June 30,
                                        ---------------------------------- -------------------------------
                                                     2004 vs 2003                        2003 vs 2002
                                        ---------------------------------- -------------------------------
                                                 Increase (Decrease)                  Increase (Decrease)
                                                        Due to                              Due to
                                        ---------------------------------- -------------------------------
                                           Volume       Rate       Net      Volume     Rate        Net
                                        ---------------------------------- -------------------------------
                                                                (Dollars in Thousands)
Interest Income:
  Loans receivable                        $ 4,628    $(2,120)   $ 2,508    $ 2,812   $(1,674)   $ 1,138
  Investment securities                      (270)      (155)      (425)       835      (583)       252
  Mortgage-backed securities                  320       (211)       109        394      (310)        84
                                          -------    -------    -------    -------   -------    -------
     Total interest-earning assets          4,678     (2,486)     2,192      4,041    (2,567)     1,474
                                          -------    -------    -------    -------   -------    -------

Interest Expense:
  Interest-bearing demand deposits            210       (269)       (59)       331      (322)         9
  Certificates of Deposit                     923       (767)       156      1,570    (1,537)        33
  Savings Deposits                            145       (341)      (196)       299      (420)      (121)
  FHLB borrowings                             331       (261)        70         66       (67)        (1)
  Other borrowings                            145         (2)       143        178        --        178
                                          -------    -------    -------    -------   -------    -------
     Total interest-bearing liabilities     1,754     (1,640)       114      2,444    (2,346)        98
                                          -------    -------    -------    -------   -------    -------
Net change in interest income             $ 2,924    $  (846)   $ 2,078    $ 1,597   $  (221)   $ 1,376
                                          =======    =======    =======    =======   =======    =======

  Comparison of Financial Condition

         The Company's total assets decreased by approximately $784,000 to $321,139,169 at June 30, 2004 from $321,923,020 at June 30, 2003. Net loans and interest-bearing deposits with other financial institutions increased by approximately $30,600,000 and $3,650,000, respectively. The increases in net loans and interest-bearing deposits were funded by the sale and repayments of investment securities and mortgage-backed securities of $28,800,000 and a decrease in loans available for sale of $5,400,000. Short-term advances from the Federal Home Loan Bank "FHLB" increased $3,000,000 during the period to partially replace the loss of approximately $5,100,000 in deposits.

         Investment securities decreased $19,378,000 to $7,103,007 at June 30, 2004 from $26,481,176 at June 30, 2003. This decrease was due primarily to sales of available for sale securities of $11,765,000 and the call of approximately $9,000,000. The proceeds from the sales and calls were used primarily to fund the Company's loan demand. Mortgage-backed securities decreased $10,024,000 to $17,598,163 at June 30, 2004 from $27,622,430 at June
  30, 2003. The decrease was due primarily to accelerated principal repayments on higher yielding securities due to the low interest rate environment during the period.

         Loans held for sale decreased $5,418,000 to $269,800 at June 30, 2004 from $5,687,708 at June 30, 2003. The decrease is indicative of an increase in interest rates on fixed rate 1-4 family mortgages and the related decrease in customer demand for these mortgages.

         Loans receivable, net increased $30,600,000 to $259,833,742 at June 30, 2004 from $229,239,547 at June 30, 2003. The increase in net loans is spread over the Company's entire portfolio. One-four family mortgages increased $10,600,000 which includes approximately $4,300,000 in fixed rate loans that were added to the Bank's portfolio during the period and $6,300,000 in adjustable rate loans as these products became attractive as a result of the Bank's competitive pricing. Nonresidential mortgages increased approximately $1,150,000 as a result of continued demand from existing customers and municipalities within the local trade area. The increase in construction loans for the period was $6,933,000. This increase was split $3,500,000 and $3,433,000 for 1-4 family and nonresidential mortgages, respectively. The increase in construction loans is due to the demand created by the anticipation of near future interest rate increases in mortgage products. Dealer Floor Plan loans have increased $2,570,000 and indirect automobile loans have increased $9,760,000 during the period primarily as a result of new relationships the Company has developed over the past year with the creation of an Indirect Loan Department within the Business Division of the Bank. The success of the department is indicated by the substantial growth in both floor plan and indirect auto lending. Future growth in these areas will depend upon the local economy, competition from other institutions and the manufacturers' incentive programs, as well as, the Company's evaluation of the risk level involved.

         FHLB stock increased $479,000 to $2,158,100 at June 30, 2004 from $1,679,400 at June 30, 2003. The increase is primarily due to the required purchases of stock as a result of the corresponding increase in outstanding advances.

         Deposits decreased $5,100,000 to $267,724,634 at June 30, 2004 from $272,828,932 at June 30, 2003. The decrease is primarily in money market demand deposits and "special term" certificate of deposit products. Money market accounts with balances in excess of $10,000 have decreased $4,309,000 during the period as customers continue to search for higher yields on their investments in equities or other investment vehicles. The money market accounts had been utilized by some customers as a "parking" mechanism as they wait for an increase in the interest rate cycle and stability in the equity markets. The "special term" certificates of deposit decreased $1,850,000 during the period due to similar customer sentiments. These types of certificates are generally the highest costing deposits offered by the Company, and as such, the need for this deposit funding is evaluated based upon the availability of alternative funding sources and other factors. At this time, the Company's strategy is to not offer the higher yields on these certificates, but instead to borrow on a short-term basis from the FHLB. This funding approach could change in future periods depending upon the local demand for loans, the local deposit market or other factors such as management's consideration of interest rate risk.

         Advances from the FHLB increased $3,000,000 to $23,000,000 at June 30, 2004 from $20,000,000 at June 30, 2003. This increase is currently applied to the Bank's Open Repo Line of Credit with the FHLB. For the period ended June 30, 2004, the average rate paid on the line was approximately 1.2%. It is the Company's intent to continue to use the short term advances offered by the FHLB when necessary until such time as local market conditions, the interest rate market and other management factors dictate otherwise.

         Stockholders' equity increased approximately $1,642,000 to $21,729,692 at June 30, 2004 from $20,087,953 at June 30, 2003. This increase was the result of net income of $2,492,000 for the period and the recognition of shares in the Employee Stock Ownership Plan of $230,000. These increases were offset by a decrease in the net unrealized gain on securities of $542,000 and by the payment of cash dividends of $538,000.

  Comparison of the Results of Operations for the Years Ended June 30, 2004 and 2003

         Net Interest Income. The Company's net interest income increased $2,078,000, or 26.51%, to $9,916,000 for the year ended June 30, 2004 from
  $7,838,000 for 2003. The increase in net interest income resulted primarily from an increase in the average volume of the underlying principal balances in interest earning assets and liabilities. The net interest spread increased to 3.11% for the period ended June 30, 2004 from 2.93% for 2003. The average yield on interest earning assets decreased 39 basis points to 5.66% for fiscal 2004 from 6.05% for 2003. The average cost of funds decreased 57 basis points to 2.55% for the year ended June 30, 2004 from 3.12% for 2003. See Average Balance Sheet Table included herein for additional detail.

         Interest and Dividend Income. Total interest and dividend income increased $2,192,000, or 14.52%, to $17,289,000 for the year ended June 30, 2004 from $15,097,000 for 2003. The increase was primarily due to an increase in earnings on loans of $2,508,000 as the average principal balance increased $65,778,000 to $259,511,000 for fiscal 2004 from $193,733,000 for fiscal 2003.
  Interest and dividend income on investments, mortgaged-backed securities, and interest bearing deposits with other financial institutions decreased approximately $316,000 as the aggregate average balances of these interest earning assets decreased $9,811,000 to $45,869,000 for fiscal 2004 from $55,680,000 for fiscal 2003. See Average Balance Sheet Table included herein for additional detail.

         Interest Expense. Total interest expense increased $114,000 or 1.57% to $7,373,000 for the year ended June 30, 2004 compared to $7,259,000 for 2003. The increase was primarily due to an increase of $141,000 in interest paid on Subordinated Debentures issued to an unconsolidated affiliate, Advance Statutory Trust 1, which participated in a pooled trust preferred offering in December 2002. This increase resulted in part from an increase in the floating rate paid on these debentures. This increase was offset by a decrease in interest paid on deposits of $98,000 as the average cost of deposits decreased 57 basis points to 2.27% for the year ended June 30, 2004 from 2.84% for 2003 offset by a $47,715,000 increase in the average balance of deposits for 2004 compared to 2003. See Average Balance Sheet included herein for additional detail.

         Provision for Loan Losses. For the year ended June 30, 2004, the provision for loan losses increased $769,950 to $1,168,650 from $398,700 for the same period ended 2003. The increase in the provision for loan losses was precipitated by an increase in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, trends affecting local industry and business development and other known factors, which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may affect the local economy and more specifically the individual businesses.

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

         The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provision for loan losses will not be required.

         Noninterest Income. Noninterest income increased $603,000 or 38.86% to $2,153,000 for the year ended June 30, 2004 from $1,550,000 for 2003. The year ended June 30, 2004 included gains on the sales of investment securities of approximately $446,000, as previously discussed. Also, for the year ended June 30, 2004, miscellaneous fees and fees on deposit accounts increased by $148,000 as a result of an increase in core customers and related activity. For the year ended June 30, 2004, gains on sales of fixed rate loans and income from loan servicing activity decreased by $54,000. The decrease for the fiscal year is due to decreasing customer demand for fixed rate 1-4 family mortgage loans in comparison to 2003.

         Noninterest Expense. Noninterest expense increased $972,000 or 15.94%, to $7,068,000 for the year ended June 30, 2004 from $6,096,000 for 2003. For the year ended June 30, 2004, compensation and employee benefits increased $523,000. The increase in compensation and employee benefits for the year ended June 30, 2004 is due in part to the branch purchase and deposit acquisition of the Second National Bank of Warren's two Steubenville, Ohio branches in February 2003 and the de novo branch opening in September 2002. The new branches account for $154,000 of the increase for the year. Occupancy and equipment, professional fees, marketing and data processing expenses have increased by $188,000 for the year ended June 30, 2004. Such increases are primarily due to the operation of the new branches acquired and opened since September 2002. For the year ended June 30, 2004, other expenses, including the amortization of the core deposit intangible "CDI" have increased $262,000. The increase in other expense for the year is due to increases in fees paid from ATM and consumer card usage of $48,000 and in fees paid to the Federal Reserve for item processing of $8,000, offsetting these increases is a decrease in supplies and communications of $21,000. Each of these increases and decreases are primarily related to customer activity and administrative activity as a result of increased core customers created primarily by the branch purchase and the de novo branch opening. Also, other expense increased for the year ended June 30, 2004 due to an increase in state franchise tax expense of $28,000 and CDI amortization of $104,000 as a result of the branch purchase during February 2003. Costs relating to other real estate and repossessed assets increased for the year ended June 30, 2004 by $47,000 as a result of increased activity in this area.

         Liquidity and Capital Resources. Liquidity management for the Company is measured and monitored on both a short and long-term basis, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Both short and long-term liquidity needs are addressed by maturities and sales of investment securities, loan payments and maturities, and liquidating overnight deposit accounts. The use of these resources, in conjunction with access to credit, provide the core ingredients to meet depositor, borrower, and creditor needs.

         The Company's liquid assets consist of cash and cash equivalents and investment and mortgage-backed securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At June 30,2004, liquid assets totaled $24.9 million or 7.74% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

         Operating activities provided net cash of $9.4 million and used $2.6 million for the year ended June 30, 2004 and 2003, respectively. The operating activity results are principally the results from activity generated principally from net income and net proceeds and origination of fixed rate 1-4 family mortgages held for sale.

         Investing activities used $3.2 and $9.4million during the years ended June 30, 2004 and 2003, respectively. During the year ended June 30, 2004, the Company used cash to originate a net $31.3 million in loans. This usage was offset by net proceeds from the sale, repayment and maturity of investment and mortgage-backed securities of $28.8 million. During the year ended June 30, 2003, the Company used cash to originate a net $57.5 million in loans and to purchase $31.6 million in investment and mortgage-backed securities. Offsetting the uses of funds for the year ended June 30, 2003 was a net $81.3 million received from the branch purchase in February 2003.

         Financing activities consist of the solicitation and repayment of customer deposits and borrowings. Financing activities used $2.7 million and provided $16.3 million during the years ended June 30, 2004 and 2003, respectively. For the period ending 2004, deposits had decreased $5.1 million. This decrease had been partially offset by an increase in short-term borrowings of $3.0 million. For 2003, deposits increased $9.5 million and the Company received $7.2 million by issuing subordinating debentures for an affiliated Trust's securities sold as part of a Pooled Trust Preferred Offering.

         Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitment to make loans, as well as management's assessment of the Company's ability to generate funds. The Company currently has approximately $146.0 million in unused borrowing capacity at the FHLB of Pittsburgh. As a result of this unused borrowing capacity, the Company anticipates it will have sufficient liquidity available to meet estimated short-term and long-term funding needs.

  Item 7.  Financial Statements.
  -------  ---------------------

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

  Item 8.  Changes in and Disagreements with Accountants On Accounting and
  -------  ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

         Not applicable.

  Item 8A.  Controls and Procedures.
  --------  ------------------------

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

  Item 8B.  Other Information.
  --------  ------------------

         Not applicable.

                                    PART III

  Item 9.  Directors and Executive Officers of the Registrant.
  -------  ---------------------------------------------------

                                                                               Current Term
  Name                             Age(1)       Position with Company           to Expire
  ----                             ------       ---------------------           ---------

  Kelly M. Bethel                   44               Director                     2004

  William E. Watson                 68               Director                     2004

  Frank Gary Young                  66               Director                     2004

  Walker Peterson Holloway, Jr.     55               Director                     2005

  John R. Sperlazza                 66               Director                     2005

  Dominic J. Teramana, Jr.          60               Director                     2005

  William B. Chesson                68               Director                     2006

  Stephen M. Gagliardi              56               President, Chief             2006
                                                       Executive Officer
                                                       and Director

------------------------
  (1) As of June 30, 2004

         Set forth below is certain information with respect to the directors and executive officers of the Company. All directors and executive officers have held their present positions for five years unless otherwise stated.

         Kelly M. Bethel is the real estate appraiser and president of the Bethel Agency located in Steubenville, Ohio. Mr. Bethel is a member of the Steubenville Board of Realtors, the Ohio Association of Realtors and the National Association of Realtors.

         William E. Watson is an attorney in Wellsburg, West Virginia and has practiced law since 1961. Mr. Watson also serves as counsel for the Bank. He is the chancellor (general counsel) of the West Virginia Conference United Methodist Church, chairman of the Board of Trustees of West Virginia Wesleyan College and chairman of the Administrative Board of Wellsburg United Methodist Church.

         Frank Gary Young is the former director of the Brooke Hills Park in Wellsburg, West Virginia and is also a member of the board of directors of Healthways Inc. located in Brooke County, West Virginia. Mr. Young is the former sheriff of Brooke County and prior to 1980, was the owner of Young's Market.

         Walker Peterson Holloway, Jr. is a senior vice president of Hazlett, Burt & Watson, Inc., a regional brokerage headquartered in Wheeling, West Virginia. He serves on the boards of Oglebay Institute, West Virginia Northern Community College Foundation, and Tuberculosis Association of Ohio County. He is past president of the Wheeling Rotary Club. Previously he was a member of West Virginia Aeronautics Commission and the West Virginia Business Foundation.

         John R. Sperlazza is retired and was a co-owner of trucking, mining and coal companies.

         Dominic J. Teramana, Jr. is president of Century 21 Teramana-Westling, Inc. in Steubenville, Ohio and managing officer of Teramana Enterprises and Hollywood Center, Inc., also in Steubenville, Ohio. He is a member of the Steubenville Board of Realtors, Steubenville Area Chamber of Commerce, Brooke, Hancock, and Jefferson Regional Planning Commission, and the Trinity Hospital Board of Directors.

         William B. Chesson is the retired president of the Jefferson County Chamber of Commerce.

         Stephen M. Gagliardi is the president and chief executive officer of the Bank and the Company. Mr. Gagliardi is trustee and treasurer of the Christ Episcopal Church of Wellsburg. He is the past director of the West Virginia Appraiser Licensing and Certification Board and past president of the Brooke County Rotary and the Brooke County United Way.

         Steven D. Martino is vice president of the Company and is senior vice president and chief operating officer of the Bank. Mr. Martino is a member of the board of directors of the Brooke County United Way, a member of the advisory board of the West Liberty State College School of Business, and the past president of the Wellsburg Chamber of Commerce. He is also a real estate appraiser licensed by the State of West Virginia.

         Stephen M. Magnone has been treasurer of the Company and vice president and chief financial officer of the Bank since September 1998. Prior to September 1998, Mr. Magnone was employed for twelve years with the CPA firm of S.R. Snodgrass, A.C., and prior to his departure with the firm, Mr. Magnone held the position of vice president. Mr. Magnone currently serves on the corporate board of the Weirton Medical Center, Inc. and also as a member of the medical center's finance committee. He is a past president of the Weirton Rotary Club and has served on numerous committees of the Weirton Area Chamber of Commerce. Mr. Magnone has been a CPA since 1986 and holds active memberships in the American Institute of Certified Public Accountants and the West Virginia Society of CPAs.

         Marc A. DeSantis is vice president of investor relations of the Company and is senior vice president of the Bank in charge of the business division. Previous to his appointment as senior vice president of the Bank, Mr. DeSantis served as the vice president of Branch Administration. Mr. DeSantis is president of the Steubenville Country Club, is president of the Family Service Association of Steubenville, and serves as an ambassador for the Jefferson County Chamber of Commerce.

         Florence K. McAlpine is corporate secretary of the Company and is assistant vice president of operations of the Bank.

  Audit Committee

         The Audit Committee is comprised of directors Chesson, Sperlazza, Teramana, Holloway and Young. Each of the members of the Audit Committee is independent in accordance with the listing requirements for Nasdaq Stock Market issuers. No member of the committee has been designated as an audit committee financial expert as defined by the regulations of the Securities and Exchange Commission because none has the qualifications to be so designated. The Board of Directors has adopted a written audit committee charter, which was attached to the 2003 proxy statement as an appendix. The Audit Committee is a standing committee and reports to the Board of Directors. Its primary function is to assist the board in fulfilling its responsibility to stockholders related to financial accounting and reporting, the system of internal controls established by management and the adequacy of auditing relative to these activities. The Audit Committee met four times during the 2004 fiscal year.

  Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the 1934 Act requires the Company's directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the best of the Company's knowledge, all of the filings by the Company's directors and executive officers were made on a timely basis during the 2004 fiscal year. The Company is not aware of other beneficial owners of more than ten percent of its Common Stock.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics will be provided without charge upon request to the Corporate Secretary, Advance Financial Bancorp, 1015 Commerce Street, Wellsburg, West Virginia 26070.

  Item 10.  Executive Compensation.
  --------  -----------------------

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer. No other executive officer of either the Bank or the Company had a salary and bonus for the three fiscal years then ended, that exceeded $100,000 for services rendered in all capacities to the Bank or the Company.


                                                 Annual Compensation
  Name and               Fiscal                               Other Annual          All Other
  Principal Position      Year    Salary ($)  Bonus ($)    Compensation ($)(1)   Compensation($)
  --------- --------      ----    ----------  ---------    -------------------   ---------------
  Stephen M. Gagliardi    2004    140,743       15,000           16,613              13,632(2)
    President and Chief   2003    142,637       15,000           15,313              13,375
    Executive Officer     2002    120,366       12,500           13,893              13,760

----------------------------
(1) For 2004, 2003 and 2002, other annual compensation consisted of directors fees of $13,800, $13,400, and $11,700, respectively, and an automobile allowance of $2,813, $1,913, and $2,193, respectively.
(2) For the year ended June 30, 2004, consisted of a contribution of $258 for term life insurance, a matching contribution of $4,515 to the 401(k) plan, and 1,329 shares of stock allocated under the ESOP at a total cost of $8,860. (At June 30, 2004, the ESOP shares had an aggregate market value of $24,228).

  Other Benefits

         Employment Agreement. The Bank entered into an employment agreement with Stephen M. Gagliardi, President and Chief Executive Officer of the Bank (the "Agreement"). The Agreement has a three-year term. Under the Agreement, Mr. Gagliardi's employment may be terminated by the Bank for "just cause" as defined in the Agreement. If the Bank terminates Mr. Gagliardi without just cause, Mr. Gagliardi will be entitled to a continuation of his salary from the date of termination through the remaining term of the Agreement but not less than one year's salary. In the event of the termination of employment in connection with any change in control of the Bank during the term of the Agreement, Mr. Gagliardi will be paid in a lump sum an amount equal to 2.99 times his five year average taxable compensation. In the event of a change in control at June 30, 2004, Mr. Gagliardi would have been entitled to a lump sum payment of approximately $505,245.

         Stock Awards. The following table sets forth information with respect to previously awarded stock options to purchase the Common Stock granted in 1998 to Mr. Gagliardi and held by him as of June 30, 2004. The Company has not granted to Mr. Gagliardi any stock appreciation rights.

                         Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values
                         -------------------------------------------------------------------------

                                                                  Number of Securities           Value of Unexercised
                                 Shares                          Underlying Unexercised          In-The-Money Options
                              Acquired on         Value           Options at FY-End (#)              at FY-End ($)
  Name                        Exercise (#)    Realized($)(1)    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
  ----                        ------------    --------------    -------------------------    -------------------------
  Stephen M. Gagliardi              --              --              40,666 / 0                     $195,197 / $ 0

-----------------------
(1) Based upon an exercise price of $12.50 per share and estimated market price of $17.30 at June 30, 2004.

  Director Compensation

         In the fiscal year ended June 30, 2004 members of the Board of Directors received a monthly retainer of $700 and a meeting fee of $300 for the period July to December 2003. For the period January to June 2004, a $500 meeting fee was paid for each board meeting attended and $100 for each committee meeting attended. For the fiscal year ended June 30, 2004, total fees paid by the Bank to Directors were $125,800.

  Item 11.  Security Ownership of Certain Beneficial Owners and Management.
  --------  ---------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners. Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Exchange Act. The following table sets forth, as of August 31, 2004, persons or groups who own more than 5% of the Common Stock. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock.


                                                                  Percent of Shares of
                                           Amount and Nature of       Common Stock
  Name and Address of Beneficial Owner      Beneficial Ownership    Outstanding (%)
  ------------------------------------      --------------------    ---------------
  Advance Financial Savings Bank
  Employee Stock Ownership Plan ("ESOP")
  1015 Commerce Street
  Wellsburg, West Virginia 26070(1)                 128,550                9.2%

  Jeffrey L. Gendell
  Tontine Financial Partners, L.P.
  Tontine Management, L.L.C.
  200 Park Avenue, Suite 3900
  New York, New York 10166(2)                       138,450                9.9%

  J. David Rosenberg
  3436 Vista Avenue
  Cincinnati, Ohio 45208(3)                          85,003                6.1%

  Stephen M. Gagliardi
  1015 Commerce Street
  Wellsburg, West Virginia(4)                        76,353                5.3%

---------------------
(1) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from the Company. These shares are held in a suspense account and will be allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The board of directors of the bank has appointed a committee consisting of non-employee directors Chesson, Holloway, Sperlazza, Teramana, Watson, Young and Bethel to serve as the ESOP administrative committee ("ESOP Committee") and to serve as the ESOP trustees ("ESOP Trustee"). The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustee as directed by the ESOP Committee. As of August 31, 2004, 97,434 shares have been allocated under the ESOP to participant accounts.
(2) The information as to Jeffrey L. Gendell, Tontine Financial Partners, L.P., and Tontine Management, L.L.C., (collectively, the "Reporting Persons"), is derived from an amended Schedule 13G, dated February 6, 2004, which states that the Reporting Persons, through certain of its affiliates, had shared voting power and shared dispositive power with regard to 138,450 shares.
(3) The information as to J. David Rosenberg is derived from a Schedule 13G, dated September 26, 2001, which states that J. David Rosenberg has sole voting and dispositive power with regard to 85,003 shares.
(4) Includes 40,666 shares of common stock which may be acquired pursuant to the exercise of options within 60 days of August 31, 2004.

         (b)      Security Ownership of Management.

                                       Number of Shares
                                       Beneficially Owned         Percent of Shares
  Name                                 as of August 31, 2004 (1)    Outstanding
  ----                                 -------------------------    -----------
  Kelly M. Bethel                              3,664 (2)                  *
  William E. Watson                           35,782 (2)                 2.5%
  Frank Gary Young                            24,532 (2)                 1.7%
  Walker Peterson Holloway, Jr.                4,814 (2)                  *
  John R. Sperlazza                           38,541 (2)                 2.7%
  Dominic J. Teramana, Jr.                     2,314 (2)                  *
  William B. Chesson                          18,532 (2)                 1.3%
  Stephen M. Gagliardi                        76,353 (2)                 5.3%
  All directors and executive officers
  of the Company as a group                  263,861                    17.7%

------------
(1) The share amounts include shares of Common Stock that the following persons may acquire through the exercise of stock options within 60 days of August 31, 2004: John R. Sperlazza - 9,487 shares, William B. Chesson - 9,487, Stephen M. Gagliardi - 40,666 shares, William E. Watson - 9,487 shares, Frank Gary Young - 9,487 shares, Kelly M. Bethel - 814 shares, Dominic J. Teramana, Jr. - 814 shares, Walker Peterson Holloway, Jr. - 814 shares and other executive officers of the Company - 8,750.
(2) Excludes 128,550 shares and 14,981 shares of Common Stock held under the ESOP and the Restricted Stock Plan ("RSP"), respectively, for which such individual serves as a member of the ESOP Committee, ESOP Trust and the RSP Trust. Such individual disclaims beneficial ownership with respect to shares held in a fiduciary capacity.
*    Less than 1% of the Common Stock outstanding.

         (c) Changes in Control. On September 1, 2004, the Company entered into a definitive merger agreement with Parkvale Financial Corporation which provides for the acquisition of the Company by Parkvale. The acquisition is subject to a number of conditions including approval of shareholders and receipt of all required regulatory approvals.

           (d) Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                                      EQUITY COMPENSATION PLAN INFORMATION
                                                              (a)                (b)                       (c)
                                                           Number  of         Weighted-
                                                       securities to be   average exercise          Number of securities
                                                          issued upon         price of            remaining available for
                                                          exercise of       outstanding            future issuance under
                                                          outstanding         options,              equity compensation
                                                       options, warrants      warrants          plans (excluding securities
                                                          and rights         and rights           reflected in column (a))
                                                          ----------         ----------           ------------------------
  Equity compensation plans approved by shareholders:
  1998 Stock Option Plan.................                   155,859            $14.64                      6,808
  Restricted Stock Plan..................                        --                --                      2,931
  Equity compensation plans
  not approved by shareholders(1)........                       N/A               N/A                        N/A
                                                            -------            ------                      -----
       TOTAL............................                    155,859            $14.64                      9,739
                                                            =======            ======                      =====

--------------
(1)  Not applicable.

  Item 12.  Certain Relationships and Related Transactions.
  --------  -----------------------------------------------

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

  Item 13.  Exhibits, List, and Reports on Form 8-K.
  --------  ----------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated balance sheets of Advance Financial Bancorp and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2004, together with the related notes and the independent auditors' report of S. R. Snodgrass, A.C. independent certified public accountants.

                  2. Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a) List of Exhibits:
                               -----------------

                            3(i)    Certificate of Incorporation of Advance Financial Bancorp *
                            3(ii)   Amended Bylaws of Advance Financial Bancorp**
                            4(i)    Specimen Stock Certificate *
                            4(ii)   Shareholder Rights Plan ***
                           10       Employment Agreement between the Bank and Stephen M. Gagliardi ****+
                           10.1     1998 Stock Option Plan *****+
                           10.2     Restricted Stock Plan and Trust Agreement *****+
                           13       Portions of the 2004 Annual Report to Stockholders
                           21       Subsidiaries of the Registrant (See "Item 1- Description of Business")
                           23       Consent of S.R. Snodgrass, A.C.
                           31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                           32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 333-13021) declared effective by the SEC on November 12, 1996.
**     Incorporated by reference to the March 31, 2003 Form 10-QSB
       (File No. 0-21885) filed with the SEC on May 13, 2003.
***    Incorporated by reference to the Form 8-K (File No. 0-21885)
       filed with the SEC on July 17, 1997.
****   Incorporated  by reference to the March 31, 2004 Form 10-QSB
       (File No. 0-21885) filed with the SEC on May 13, 2004.
***** Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders (File No. 0-21885) filed with the SEC on December 12, 1997.
+      Management or compensatory plan.

         (b) Reports on Form 8-K:

         A report on Form 8-K was filed on April 22, 2004 to announce earnings for the quarter ended March 31, 2004 (Items 7 and 12).

   Item 14.  Principal Accounting Fees and Services.
   --------  ---------------------------------------

         Effective July 30, 2002, the Exchange Act was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be approved by the issuer's audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issue's audit committee. The Company's Audit Committee has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services.

         All of the services listed below for 2003 and 2004 were approved by the Audit Committee prior to the service being rendered. There were no services that were not recognized to be non-audit services at the time of engagement that were approved after the fact.

         Audit Fees. The aggregate fees billed by Snodgrass for professional services rendered for the audit of the Company's annual consolidated financial statements and for the review of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended June 30, 2004 and 2003 were $34,500 and $32,000, respectively.

         Audit Related Fees. There were no fees billed by Snodgrass for audit related services for the years ended June 30, 2004 or 2003.

         Tax Fees. The aggregate fees billed by Snodgrass for professional services rendered for tax compliance, tax advice and tax planning for the years ended June 30, 2004 and 2003 were $7,700 and $7,000, respectively. Such tax-related services consisted in both years of tax return preparation and consultation.

         All Other Fees. The aggregate fees billed by Snodgrass for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" totaled $-0- and
  $4,250, respectively, for the years ended June 30, 2004 and 2003, and consisted of consultations of tax valuations related to business combinations.

                            ADVANCE FINANCIAL BANCORP
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                                                                     Page
                                                                    Number
                                                                    ------

Report of Independent Registered Public Accounting Firm                F-2

Financial Statements

     Consolidated Balance Sheet                                        F-3

     Consolidated Statement of Income                                  F-4

     Consolidated Statement of Stockholders' Equity                    F-5

     Consolidated Statement of Cash Flows                              F-6

Notes to Consolidated Financial Statements                           F-7 - F-28

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Advance Financial Bancorp

We have audited the accompanying consolidated balance sheet of Advance Financial Bancorp and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Financial Bancorp and subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/S.R. Snodgrass, A.C.

Steubenville, Ohio
August 12, 2004
(Except for Note 27, as to
 which the date is September 8, 2004)

                            ADVANCE FINANCIAL BANCORP
                           CONSOLIDATED BALANCE SHEET

                                                                                                        June 30,
                                                                                          ------------------------------------
                                                                                               2004                   2003
                                                                                          --------------       ---------------
ASSETS Cash and cash equivalents:
     Cash and amounts due from banks                                                      $    2,742,338       $     2,906,568
     Interest-bearing deposits with other institutions                                        16,816,375            13,163,753
                                                                                            ------------          ------------
              Total cash and cash equivalents                                                 19,558,713            16,070,321
                                                                                            ------------          ------------
Investment securities:
     Securities held to maturity (estimated market value of $7,061,289
      and $15,298,606)                                                                         7,089,742            15,086,475
     Securities available for sale                                                                13,265            11,394,701
                                                                                            ------------          ------------
              Total investment securities                                                      7,103,007            26,481,176
                                                                                            ------------          ------------
Mortgage-backed securities:
     Securities held to maturity (estimated market value of $11,927,394
      and $18,751,018)                                                                        12,307,317            18,642,532
     Securities available for sale                                                             5,290,846             8,979,898
                                                                                            ------------          ------------
              Total mortgage-backed securities                                                17,598,163            27,622,430
                                                                                            ------------          ------------
Loans held for sale                                                                              269,800             5,687,708
Loans receivable (net of allowance for loan losses of
 $1,798,636 and $1,095,822)                                                                  259,833,742           229,239,547
Premises and equipment, net                                                                    4,762,619             5,069,073
Federal Home Loan Bank stock, at cost                                                          2,158,100             1,679,400
Accrued interest receivable                                                                    1,227,693             1,447,525
Goodwill                                                                                       4,700,472             4,700,472
Other intangibles, net                                                                         1,531,040             1,709,413
Other assets                                                                                   2,395,820             2,215,955
                                                                                            ------------          ------------
              TOTAL ASSETS                                                                  $321,139,169          $321,923,020
                                                                                            ============          ============

LIABILITIES
Deposits                                                                                    $267,724,634          $272,828,932
Advances from Federal Home Loan Bank                                                          23,000,000            20,000,000
Subordinated Debentures                                                                        7,253,286             7,222,429
Advance payments by borrowers for taxes and insurance                                            466,634               507,049
Accrued interest payable and other liabilities                                                   964,923             1,276,657
                                                                                            ------------          ------------
              TOTAL LIABILITIES                                                              299,409,477           301,835,067
                                                                                            ------------          ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value; authorized 500,000 shares; none issued                                -                     -
Common stock, $.0667 par value, 3,000,000 shares authorized;
 1,626,621 shares issued at June 30, 2004 and 2003                                               108,445               108,445
Additional paid in capital                                                                    10,609,610            10,467,559
Retained earnings - substantially restricted                                                  13,658,888            11,705,306
Unallocated shares held by Employee Stock Ownership Plan (ESOP)                                 (163,825)             (250,634)
Unallocated shares held by Restricted Stock Plan (RSP)                                          (205,719)             (206,756)
Treasury stock (228,248 shares at cost)                                                       (2,233,265)           (2,233,265)
Accumulated other comprehensive income (loss)                                                    (44,442)              497,298
                                                                                            ------------          ------------
              TOTAL STOCKHOLDERS' EQUITY                                                      21,729,692            20,087,953
                                                                                            ------------          ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $321,139,169          $321,923,020
                                                                                            ============          ============

See accompanying notes to the consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                                   Year Ended June 30,
                                                                                               -------------------------------
                                                                                                   2004               2003
                                                                                               -----------         -----------
INTEREST AND DIVIDEND INCOME
     Loans                                                                                     $15,854,932         $13,346,912
     Investment securities- taxable                                                                333,220             387,804
     Investment securities- non-taxable                                                            262,070             385,505
     Interest-bearing deposits with other institutions                                              30,358             269,692
     Mortgage-backed securities                                                                    774,897             666,336
     Federal Home Loan Bank stock                                                                   33,767              40,886
                                                                                               -----------         -----------
              Total interest and dividend income                                                17,289,244          15,097,135
                                                                                               -----------         -----------
INTEREST EXPENSE
     Deposits                                                                                    5,820,439           5,918,577
     Advances from Federal Home Loan Bank                                                        1,233,585           1,162,662
     Subordinated Debentures                                                                       319,505             178,196
                                                                                               -----------         -----------
              Total interest expense                                                             7,373,529           7,259,435
                                                                                               -----------         -----------
NET INTEREST INCOME                                                                              9,915,715           7,837,700

Provision for loan losses                                                                        1,168,650             398,700
                                                                                               -----------         -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                              8,747,065           7,439,000
                                                                                               -----------         -----------
NONINTEREST INCOME
     Service charges on deposit accounts                                                           813,163             665,055
     Income from loan servicing activity                                                           233,712             161,765
     Gain on sale of loans                                                                         251,185             376,989
     Gain on sale of investments                                                                   456,999                   -
     Other income                                                                                  397,575             346,411
                                                                                               -----------         -----------
              Total noninterest income                                                           2,152,634           1,550,220
                                                                                               -----------         -----------

NONINTEREST EXPENSE
     Compensation and employee benefits                                                          3,279,994           2,757,312
     Occupancy and equipment                                                                     1,089,268           1,093,434
     Professional fees                                                                             191,735             143,430
     Advertising                                                                                   206,335             162,457
     Data processing                                                                               537,715             437,884
     Amortization of intangible asset                                                              178,374              74,322
     Other operating expenses                                                                    1,584,182           1,426,721
                                                                                               -----------         -----------
              Total noninterest expense                                                          7,067,603           6,095,560
                                                                                               -----------         -----------
Income before income taxes                                                                       3,832,096           2,893,660
Income taxes                                                                                     1,340,007           1,009,197
                                                                                               -----------         -----------

NET INCOME                                                                                     $ 2,492,089         $ 1,884,463
                                                                                               ===========         ===========

EARNINGS PER SHARE - NET INCOME
     Basic                                                                                     $      1.84         $      1.41
     Diluted                                                                                   $      1.81         $      1.40

See accompanying notes to the consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                                                                                             Other
                                                          Retained    Unallocated                            Compre-    Total
                                             Additional   Earnings      Shares   Unallocated                 hensive    Stock-
                                  Common      Paid In   Substantially   Held By  Shares Held    Treasury     Income     holders'
                                  Stock       Capital     Restricted     ESOP      By RSP        Stock       (loss)     Equity
                                 --------   -----------   -----------  ---------  ---------   -----------   --------  -----------
Balance, June 30, 2002           $108,445   $10,380,430   $10,274,004  $(337,394) $(215,775)  $(2,233,265)  $247,301  $18,223,746

Comprehensive income:
   Net income                                               1,884,463                                                   1,884,463
   Net unrealized gain on
    securities, net of tax
    of $128,786                                                                                              249,997      249,997
                                                                                                                      -----------
Comprehensive income                                                                                                    2,134,460
Accrued compensation expense
  for RSP                                                                            12,102                                12,102
RSP forfeited shares                                                                 (3,083)                               (3,083)
Release of earned ESOP shares                    87,129                   86,760                                          173,889
Cash dividends declared
   ($.34 per share)                                          (453,161)                                                   (453,161)
                                 --------   -----------   -----------  ---------  ---------   -----------   --------  -----------
Balance, June 30, 2003            108,445    10,467,559    11,705,306   (250,634)  (206,756)   (2,233,265)   497,298   20,087,953
Comprehensive income:
   Net income                                               2,492,089                                                   2,492,089
   Net unrealized loss on
    securities, net of tax
    benefit of $279,078                                                                                     (541,740)    (541,740)
                                                                                                                      -----------
Comprehensive income                                                                                                    1,950,349
Accrued compensation expense
  for RSP                                                                             1,037                                 1,037
Release of earned ESOP shares                   142,051                   86,809                                          228,860
Cash dividends declared
   ($.40 per share)                                          (538,507)                                                   (538,507)
                                 --------   -----------   -----------  ---------  ---------   -----------   --------  -----------
Balance, June 30, 2004           $108,445   $10,609,610   $13,658,888  $(163,825) $(205,719)  $(2,233,265)  $(44,442) $21,729,692
                                 ========   ===========   ===========  =========  =========   ===========   ========  ===========

Disclosure of reclassification amount:
                                                                                                   2003        2004
                                                                                                 --------   ---------
   Unrealized holding gains/losses arising during the period                                     $249,997   $(240,121)
   Less reclassification adjustment for gains included
     in net income, net of tax benefit of $155,380                                                      -    (301,619)
                                                                                                 --------   ---------
        Net unrealized losses/gains on securities                                                $249,997   $(541,740)
                                                                                                 ========   =========

See accompanying notes to the consolidated financial statements.

                            ADVANCE FINANCIAL BANCORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Year Ended June 30,
                                                                         2004            2003
                                                                    ------------    ------------
OPERATING ACTIVITIES
     Net income                                                     $  2,492,089    $  1,884,463
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                   803,319         500,040
         Provision for loan losses                                     1,168,650         398,700
         Gain on sale of loans                                          (251,185)       (376,989)
         Gain on sale of investments                                    (456,999)              -
         Origination of loans held for sale                          (20,841,325)    (33,279,462)
         Proceeds from the sale of loans                              26,510,420      28,547,390
         Decrease (increase) in accrued interest receivable              219,832        (287,213)
         Decrease in accrued interest payable                            (25,545)           (622)
         Other, net                                                     (264,021)        (33,861)
                                                                    ------------    ------------
              Net cash provided by (used in) operating activities      9,355,235      (2,647,554)
                                                                    ------------    ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                             -     (18,587,601)
         Maturities and repayments                                     8,000,000       3,500,000
     Investment securities available for sale:
         Purchases                                                             -      (5,507,886)
         Maturities and repayments                                         1,790       7,536,997
         Sales                                                        11,211,377               -
     Mortgage-backed securities held to maturity:
         Purchases                                                             -     (19,142,043)
         Maturities and repayments                                     6,167,816       1,856,087
     Mortgage-backed securities available for sale:
         Purchases                                                             -      (5,756,301)
         Maturities and repayments                                     3,103,284       4,494,423
         Sales                                                           324,284               -
     Purchases of Federal Home Loan Bank Stock                          (478,700)       (621,300)
     Net increase in loans                                           (31,338,984)    (57,565,028)
     Purchases of premises and equipment                                (174,490)     (1,322,534)
     Branch Acquisition:
         Loans purchased                                                       -         (85,347)
         Purchase of premises and equipment                                    -        (440,592)
         Premium paid on deposits                                              -      (5,853,373)
         Deposits assumed                                                      -      88,260,100
         Other, net                                                            -        (184,924)
                                                                    ------------    ------------
              Net cash used in investing activities                   (3,183,623)     (9,419,322)
                                                                    ------------    ------------
FINANCING ACTIVITIES
     Net (decrease) increase in deposits                              (5,104,298)      9,510,089
     Net increase in short term borrowings                             3,000,000               -
     Net proceeds from issuance of subordinated debentures                     -       7,207,000
     Net change in advances for taxes and insurance                      (40,415)        102,829
     Cash dividends paid                                                (538,507)       (453,161)
                                                                    ------------    ------------
         Net cash (used in) provided by financing activities          (2,683,220)     16,366,757
                                                                    ------------    ------------

         Increase in cash and cash equivalents                         3,488,392       4,299,881

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        16,070,321      11,770,440
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 19,558,713    $ 16,070,321
                                                                    ============    ============

See accompanying notes to the consolidated financial statements

                            ADVANCE FINANCIAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

     Nature of Operations and Basis of Presentation
     ----------------------------------------------

     Advance Financial Bancorp (the "Company") is the holding company of Advance Financial Savings Bank, (the "Bank"). The Bank and its wholly-owned service corporation subsidiary, Advance Financial Service Corporation of West Virginia are wholly-owned subsidiaries of the Company. The Company and its subsidiaries derive substantially all their income from banking and bank-related services which include interest earnings on residential real estate, commercial real estate, and consumer loan financing, as well as interest earnings on investment securities, interest-bearing deposits with other financial institutions, and charges for deposit services to its customers. The Bank is a federally chartered stock savings bank located in Wellsburg, WV. The Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly-owned subsidiary, Advance Financial Service Corporation of West Virginia. All material intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year end for financial reporting is June 30. For regulatory and income tax reporting purposes, the Company reports on a December 31 calendar year basis.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The major accounting policies and practices are summarized below.

     Investment Securities Including Mortgage-Backed Securities
     ----------------------------------------------------------

     Debt and Equity securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, obligations of state and local governments and, money funds. Securities are classified, at the time of purchase based upon management's intention and ability, as available for sale or held to maturity. The company does not hold any securities as trading. Securities classified as held to maturity are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using a level yield method and are recognized as adjustments of interest income. Securities classified as available for sale are carried at estimated fair value with unrealized holding gains and losses reflected as a separate component of shareholders' equity. Realized gains and losses on the sale of debt and equity securities are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

     Common stock of the Federal Home Loan Bank (the "FHLB") represents ownership in an institution, which is wholly-owned by other financial institutions. This equity security is accounted for at cost and reported separately on the consolidated balance sheet.

     Loans Held for Sale
     -------------------

     Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance through charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method. The company had $269,800 and $5,687,708 in loans held for sale at June 30, 2004 and 2003, respectively.

     Mortgage Servicing Rights
     -------------------------

     Mortgage Servicing rights ("MSR") are the rights to service mortgage loans for others and are acquired primarily through loan sales. Capitalized MSR are reported in other assets. After the serviced residential mortgage portfolio is stratified by interest rate, the fair value of the MSR is determined using the present value of the estimated future cash flows, assuming a market discount and certain forecasted prepayment rates based upon industry experience. MSR are amortized in proportion to, and over the period of, the estimated net servicing income of the underlying financial assets. The assessment of the impairment on MSR is based on the current fair value of those rights. Such impairment is recognized through a valuation allowance established through a charge against gains on loan sales. Total income from servicing was $233,712 and $161,765 for the periods ended June 30, 2004 and 2003, respectively.

     Loans
     -----

     Loans are stated at unpaid principal balances, less loans in process, net deferred loan fees, and the allowance for loan losses. Interest on loans is credited to income as earned on an accrual basis. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

     A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance, homogeneous loans that are to be collectively evaluated. Management considers an insignificant delay, which is defined as less than 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate during the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of said collateral. Impaired loans or portions thereof, are charged-off when it is determined that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable, unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

     Loans considered to be nonperforming include nonaccrual loans, accruing loans delinquent more than 90 days and restructured loans. A loan, including an impaired loan, is classified as nonaccrual when collectability is in doubt. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original terms).

     Allowance for Loan Losses
     -------------------------

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

     -------------------------------------

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

     This data on impairment is combined with the other data used for homogenous loans and is used by the classified asset committee in determining the adequacy of the allowance for loan losses. Although management believes it uses the best information available to determine the adequacy of the allowance for loan losses, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determination.

     Real Estate Acquired in Settlement of Loans
     -------------------------------------------

     Real estate acquired in settlement of loans ("REO") are reported at the lower of cost or fair value at the acquisition date, and subsequently at the lower of its new cost or fair value minus estimated selling costs. Costs represents the unpaid loan balance at the acquisition date plus expenses, when appropriate, incurred to bring the property to a salable condition. REO assets are reviewed periodically by management and any subsequent decrease in the estimated market value of the asset is taken as a loss on the income statement in the current period. Operating expenses of such properties, net of related income and losses on their disposition, are expenses as incurred and included in the "other expense" line item on the income statement in the current period.

     Premises and Equipment
     ----------------------

     Land is carried at cost; buildings and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed primarily by the straight-line method based upon the estimated useful lives of the assets in the following ranges:

              Buildings                                       40 Years
              Building Improvements and Fixtures           10-20 Years
              Office Equipment and Furniture                3-10 Years

     Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

     Other Intangibles, net
     ----------------------

     Other intangibles, net include core deposit intangibles. The core deposit intangibles are being amortized over a ten year life. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill
--------

Goodwill is the excess cost over the fair value of assets acquired in connection with a business acquisition. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. This statement calls for a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performed its impairment analysis of goodwill and determined that the estimated fair value exceeded the carrying amount.

Income Taxes
------------

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period. The Company and its subsidiary file a consolidated income tax return.

Earnings per Share
------------------

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders, adjusted for the effects of any dilutive securities, by the weighted-average number of common shares outstanding, adjusted for the effects of any dilutive securities.

Effective for shareholders of record as of November 10, 2003, the Company issued a three for two stock split. The stock split was done in the form of a stock dividend. All references in the accompanying financial statements to the number of common shares and per share amounts for 2003 have been restated to reflect the stock split.

Comprehensive Income
--------------------

     The Company is required  to present  comprehensive  income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised exclusively of unrealized holding gains on the available for sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Statement of Changes in Stockholders' Equity.

Cash Flow Information
---------------------

The Company has defined cash and cash equivalents as cash on hand, amounts due from depository institutions, and overnight deposits with the Federal Home Loan Bank and the Federal Reserve Bank.

Cash payments for interest for the fiscal years ended June 30, 2004 and 2003 were $7,399,074 and $7,258,813, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2004 and 2003 were $1,530,205 and $1,038,195, respectively.

Stock Options
-------------

The Company maintains a stock option plan for the directors, officers, and employees. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been effected based on the fair value of the stock options granted under this plan during the vesting period. For the periods ended June 30, 2004 and 2003, stock options granted and vesting had no effect on pro forma net income or earnings. For the period ended June 30, 2004, stock options granted during the period were anti-dilutive due to the exercise price of the options exceeding the strike price by $.93 ($18.23-$17.30). For the period ended June 30, 2003, the company had no options granted that would require pro forma calculations.

Recent Accounting Pronouncements
--------------------------------

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations

     Reclassification of Comparative Amounts
     ---------------------------------------

     Certain comparative account balances for the prior period have been reclassified to conform to the current period classifications. Such reclassifications did not affect net income.

2.   BUSINESS COMBINATIONS

     Branch acquisition from The Second National Bank of Warren
     ----------------------------------------------------------

     At the close of business, February 7, 2003, the Company completed a branch purchase and deposit assumption of The Second National Bank of Warren, Ohio's two Steubenville, Ohio branches. The assumption and purchase had the following net classifications on the Company's Balance Sheet as of the close of business February 7, 2003:

              ASSETS
              ------
              Cash on hand and in banks                              $   403,482
              Interest-bearing deposits with other institutions       81,569,300
              Loans, net                                                  85,347
              Office Properties and Equipment, net                       368,650
              Goodwill                                                 4,700,472
              Core Deposit Intangible                                  1,783,735
                                                                     -----------
                  Total Assets                                       $88,910,986
                                                                     ===========

              Liabilities
              -----------

              Deposits                                               $88,665,696
              Accrued interest payable                                   182,189
              Accounts payable and other liabilities                      63,101
                                                                     -----------
                  Total Liabilities                                  $88,910,986
                                                                     ===========

     The "Core Deposit Intangible" noted above is included on the Balance Sheet in the line item "Other Intangibles, net". The amortization of intangible assets totaled $178,374 and $74,322 for the years ended June 30, 2004 and 2003, respectively. The estimated life of the Core Deposit Intangible is 120 months.

     On March 31, 2003, the Bank notified the Office of Thrift Supervision and the customers of the Market Street branch of the Company's intent to close that branch effective June 30, 2003. The Market Street location was one of the two branches acquired from the Second National Bank of Warren as of February 7, 2003. The closure was due to this branch's close proximity (approximately 1.1 miles) to the de novo branch built on Dunbar Avenue in Steubenville, Ohio and opened in September 2002.

3.   EARNINGS PER SHARE

     There were no convertible securities, which would affect the denominator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

                                                                              2004             2003
                                                                            ---------        ---------
         Weighted-average common shares outstanding                         1,626,621        1,626,621
         Average treasury stock shares                                       (228,248)        (228,248)
         Average unearned ESOP and RSP shares                                 (47,542)         (60,349)
                                                                            ---------        ---------
         Weighted-average common shares and
             common stock equivalents used to calculate basic EPS           1,350,831        1,338,024

         Additional common stock equivalents (155,860 options granted,
           none exercised) used to calculate diluted EPS                       27,644            6,282
                                                                            ---------        ---------
         Weighted-average common shares and
             common stock equivalents used to calculate
              diluted EPS                                                   1,378,475        1,344,306
                                                                            =========        =========

4.   INVESTMENT SECURITIES

     The amortized cost and estimated market value of investments are as follows:

                                                                                   2004
                                                           -----------------------------------------------------
                                                                            Gross        Gross
                                                            Amortized     Unrealized   Unrealized   Est. Market
                                                               Cost         Gains        Losses        Value
                                                           -----------     --------     ---------    -----------
     Held-to-maturity
     ----------------
         U.S. Government and Agency Obligations             $4,001,147     $  1,246    $   (17,243)    $3,985,150
         Municipal Bond Obligations                          3,088,595        4,154        (16,610)     3,076,139
                                                            ----------     --------    -----------     ----------
              Total held to maturity                         7,089,742        5,400        (33,853)     7,061,289
                                                            ----------     --------    -----------     ----------

     Available-for-sale
     ------------------
         Money Fund Securities                                  13,569            -           (304)        13,265
                                                            ----------     --------    -----------     ----------
              Total available for sale                          13,569            -           (304)        13,265
                                                            ----------     --------    -----------     ----------
              Total Investment Securities                   $7,103,311     $  5,400    $   (34,157)    $7,074,554
                                                            ==========     ========    ===========     ==========

                                                                                   2003
                                                           -----------------------------------------------------
                                                                            Gross        Gross
                                                            Amortized     Unrealized   Unrealized   Est. Market
                                                               Cost         Gains        Losses        Value
                                                           -----------     --------     ---------    -----------
     Held-to-maturity
     ----------------
         U.S. Government and Agency Obligations            $11,998,214     $ 90,088     $       -    $12,088,302
         Municipal Bond Obligations                          3,088,261      122,043             -      3,210,304
                                                           -----------     --------     ---------    -----------
              Total held to maturity                        15,086,475      212,131             -     15,298,606
                                                           -----------     --------     ---------    -----------
     Available-for-sale
     ------------------
         U.S. Government and Agency Obligations              3,000,000       31,508             -      3,031,508
         Municipal Bond Obligations                          5,759,116      545,736             -      6,304,852
         Corporate Bond Obligations                          1,995,418       47,878             -      2,043,296
         Money Fund Securities                                  15,392            -          (347)        15,045
                                                           -----------     --------     ---------    -----------
              Total available for sale                      10,769,926      625,122          (347)    11,394,701
                                                           -----------     --------     ---------    -----------
              Total Investment Securities                  $25,856,401     $837,253     $    (347)   $26,693,307
                                                           ===========     ========     =========    ===========

     The amortized cost and estimated fair value of debt securities at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                                                                       Amortized       Est. Market
                                                                                          Cost            Value
                                                                                      -----------    -----------
         One year or less                                                             $    13,569    $    13,265
         After one through five years                                                   4,001,147      3,985,150
         After five through ten years                                                           -              -
         After ten years                                                                3,088,595      3,076,139
                                                                                      -----------    -----------
              Total                                                                   $ 7,103,311    $ 7,074,554
                                                                                      ===========    ===========

     Proceeds received on securities as a result of maturities and calls prior to maturity were $8,001,790 and $11,036,997 for the years ended June 30, 2004 and 2003, respectively. Proceeds received on securities sold were
     $11,211,377 and $0 for the years ended June 30, 2004 and 2003, respectively. The company realized gross gains of $454,096 and gross losses of $7,719 as a result of the sales.

5    MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated market value of mortgage-backed securities are as follows:

                                                                                   2004
                                                           -----------------------------------------------------
                                                                            Gross        Gross
                                                            Amortized     Unrealized   Unrealized   Est. Market
                                                               Cost         Gains        Losses        Value
                                                           -----------     --------     ---------    -----------
     Held-to-maturity
     ----------------
         Government National Mortgage Association         $ 3,975,998    $        -   $  (98,987)   $  3,877,011
         Federal Home Loan Mortgage Corporation             5,949,903             -     (232,804)      5,717,099
         Federal National Mortgage Association              2,381,416         7,082      (55,214)      2,333,284
                                                          -----------    ----------    ---------     -----------
              Total held to maturity                       12,307,317         7,082     (387,005)     11,927,394
                                                          -----------    ----------    ---------     -----------
     Available-for-sale
     ------------------
         Government National Mortgage Association           3,603,306        28,153      (54,596)      3,576,863
         Federal Home Loan Mortgage Corporation               101,542         4,713            -         106,255
         Federal National Mortgage Association              1,653,026         3,312      (48,610)      1,607,728
                                                          -----------    ----------    ---------     -----------
              Total available for sale                      5,357,874        36,178     (103,206)      5,290,846
                                                          -----------    ----------    ---------     -----------
              Total mortgage backed securities            $17,665,191    $   43,260    $(490,211)    $17,218,240
                                                          ===========    ==========    =========     ===========


                                                                                   2003
                                                           -----------------------------------------------------
                                                                            Gross        Gross
                                                            Amortized     Unrealized   Unrealized   Est. Market
                                                               Cost         Gains        Losses        Value
                                                           -----------     --------     ---------    -----------
     Held-to-maturity
     ----------------
         Government National Mortgage Association         $ 5,193,798      $ 44,823     $      -     $ 5,238,621
         Federal Home Loan Mortgage Corporation             9,669,740        28,705            -       9,698,445
         Federal National Mortgage Association              3,778,994        34,958            -       3,813,952
                                                          -----------      --------    ---------     -----------
              Total held to maturity                       18,642,532       108,486            -      18,751,018
                                                          -----------      --------    ---------     -----------
     Available-for-sale
     ------------------
         Government National Mortgage Association           5,835,216       113,113      (18,299)      5,930,030
         Federal Home Loan Mortgage Corporation               259,153        12,665            -         271,818
         Federal National Mortgage Association              2,754,986        23,064            -       2,778,050
                                                          -----------      --------    ---------     -----------
              Total available for sale                      8,849,355       148,842      (18,299)      8,979,898
                                                          -----------      --------    ---------     -----------
              Total mortgage backed securities            $27,491,887      $257,328    $ (18,299)    $27,730,916
                                                          ===========      ========    =========     ===========

     Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from two to twenty-eight years at June 30, 2004. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter. As of June 30, 2004, mortgage-backed securities with a book value of $1,780,123 and a fair value of $1,741,290 are one-year adjustable types currently paying a weighted average 2.905%. The remaining instruments are all fixed rate types with a weighted average yield of 4.90%. Certain instruments have been classified as available for sale based on management's evaluation of liquidity needs while optimizing return at the time of purchase.

     Proceeds  from the sale of  mortgage-backed  securities  for the year ended
     June 30, 2004 totaled $324,284. The sales resulted in gross gains of $10,997 and gross losses of $375 as a result of the sales. There were no sales for the year ended June 30, 2003.

6    UNREALIZED LOSSES ON INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table shows the Company's gross unrealized losses and fair value, aggregate by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2004.

                              Less than Twelve Months   Twelve Months or Greater               Total
                              -----------------------   ------------------------   ---------------------------
                              Estimated    Gross        Estimated       Gross        Estimated       Gross
                                Market   Unrealized      Market       Unrealized      Market       Unrealized
                                Value      Losses        Value          Losses        Value          Losses
                                -----      ------        -----          ------        -----          ------
Investment Securities
  US Government and
    Agency Obligations         $      -      $   -     $ 2,983,904     $ 17,243    $ 2,983,904     $ 17,243
  Municipal Bond Obligations          -          -       1,876,643       16,610      1,876,643       16,610
  Money Fund Securities          13,265        304               -            -         13,265          304
Mortgage-Backed Securities
  GNMA                                -          -       6,950,693      153,583      6,950,693      153,583
  FHLMC                               -          -       5,717,099      232,804      5,717,099      232,804
  GNMA                                -          -       3,359,324      103,824      3,359,324      103,824
                               --------      -----     -----------     --------    -----------     --------
    Total                      $ 13,265      $ 304     $20,887,663     $524,064    $20,900,928     $524,368
                               ========      =====     ===========     ========    ===========     ========

The Company's investment and mortgage-backed securities portfolio contains unrealized losses of direct obligations of US Government agencies, states and political subdivisions, and Money Fund securities.

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment and mortgage-backed securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment has sustained a decline of 10% or more for six months.

The Company has concluded that any impairment of its investment and mortgage-backed securities portfolio is not other than temporary but is the result of interest rate changes that is not expected to result in the noncollection of principal and interest.

7    LOANS RECEIVABLE

     Loans receivable are comprised of the following at June 30:

                                               2004                2003
                                          ------------        ------------
Mortgage loans:
     1 - 4 family                         $136,700,253        $126,106,815
     1 - 4 family construction               7,944,357           4,444,470
     Multi-family                            8,997,796           8,227,328
     Non-residential                        40,247,378          39,099,195
     Non-residential construction            9,063,738           5,630,163
                                          ------------        ------------
          Total mortgage loans             202,953,522         183,507,971
                                          ------------        ------------
Consumer loans:
     Home improvement                          680,206             900,060
     Automobile - Direct                     9,042,103           8,761,516
     Automobile - Indirect                  31,902,157          22,140,818
     Share loans                             2,346,149           1,914,628
     Other                                   2,146,204           2,687,302
                                          ------------        ------------
          Total consumer loans              46,116,819          36,404,324
                                          ------------        ------------
Commercial loans:
     Automobile Dealer floor plans           7,829,890           5,260,190
     Other                                   9,179,332          12,123,803
                                          ------------        ------------
          Total Commercial Loans            17,009,222          17,383,993
                                          ------------        ------------

         Gross loans                       266,079,563         237,296,288
Less:
     Loans in process                        4,338,890           6,844,741
     Net deferred loan fees                    108,295             116,178
     Allowance for loan losses               1,798,636           1,095,822
                                          ------------        ------------
                                             6,245,821           8,056,741
                                          ------------        ------------
         Total loans, net                 $259,833,742        $229,239,547
                                          ============        ============

     Single family mortgage loans serviced for Freddie Mac, which are not included in the Consolidated Balance Sheet, totaled $55,994,506 and $42,152,677 at June 30, 2004 and 2003, respectively.

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial condition. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. No losses are anticipated by management as a result of these commitments.

     The following represents financial instruments whose contract amounts represent credit risk at June 30:

                                                   2004                 2003
                                                -----------        -----------
         Commitments to originate loans
              Fixed rate                        $   289,013        $ 7,340,000
              Variable rate                     $ 1,075,995        $ 1,921,900
         Loans in process                       $ 4,338,890        $ 6,844,741
         Unused lines of credit                 $17,073,709        $15,013,399
         Letters of credit                      $    50,000        $   126,305

     The range of interest rates on fixed rate loan commitments was 5.50% to 7.75% at June 30, 2004.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally expire within 30 days or have other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held consists primarily of single-family residences and income-producing commercial properties.

     In the normal course of business, loans are extended to directors, executive officers and their associates. A summary of loan activity for those directors, executive officers, and their associates with loan balances in excess of $60,000 for the year ended June 30, 2004 is as follows:

           Balance                              Amount          Balance
             2003           Additions          Collected          2004
             ----           ---------          ---------          ----

           $1,474,953       $1,384,500           $354,769      $2,504,684

     The Company's primary business activity is with customers located within its local trade area. Residential, consumer, and commercial loans are granted. The Company also selectively funds loans originated outside of its trade area provided such loans meet its credit policy guidelines. Although the Company has a diversified loan portfolio, at June 30, 2004 and 2003, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

8    ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the years ended June 30 is summarized as follows:


                                                        2004         2003
                                                     ----------   ----------
         Balance, beginning of period                $1,095,822   $  969,088
         Add:
              Provisions charged to operations        1,168,650      398,700
              Loan recoveries                            93,607       38,343
                                                     ----------   ----------
                  Total                               2,358,079    1,406,131
         Less: loans charged off                        559,443      310,309
                                                     ----------   ----------

         Balance, end of period                      $1,798,636   $1,095,822
                                                     ==========   ==========

     Nonperforming loans totaled $2,404,134 and $3,080,446 at June 30, 2004 and 2003, respectively. Impaired loans totaled $138,351 and $589,659 at June 30, 2004 and 2003, respectively. Such amounts have been subject to specific allowances for loan losses of $25,866 and $80,104 at June 30, 2004 and 2003, respectively. The average investment in impaired loans for the year ended June 30, 2004 was $358,003. The interest income potential based upon the original terms of the contracts of these impaired loans was $32,714 for the year ended June 30, 2004, of this amount, $26,309 has been recognized as income for the period ended June 30, 2004.

9    PREMISES AND EQUIPMENT, NET

     Premises and equipment are summarized by major classification as follows:

                                                        2004          2003
                                                     ----------    ----------
         Land                                        $  462,972    $  416,857
         Buildings and improvements                   4,652,277     4,639,219
         Furniture, fixtures, and equipment           3,311,106     3,195,790
                                                     ----------    ----------
              Total                                   8,426,355     8,251,866
         Less accumulated depreciation                3,663,736     3,182,793
                                                     ----------    ----------
              Premises and equipment, net            $4,762,619    $5,069,073
                                                     ==========    ==========

     Depreciation charged to operations amounted to $480,943 and $526,906 for the years ended June 30, 2004 and 2003, respectively.

10.  GOODWILL

     As of June 30, 2004 and 2003, Goodwill had a gross carrying amount of $4,700,472. The gross carrying amount of goodwill is tested for impairment in the fourth quarter of each fiscal period, after the annual forecasting process. Due to an expected retention of assumed deposits associated with the premium paid creating the goodwill, no goodwill impairment loss was recognized in the current year.

11   OTHER INTANGIBLES, NET

     Other intangibles, net had a gross carrying amount of $1,783,735 and accumulated amortization of $252,695 and $74,322 as of June 30, 2004 and 2003, respectively. The estimated amortization of the intangible asset for the years ending June 30, 2005 through 2012 is expected to be $178,374 for each year.

12.  FEDERAL HOME LOAN BANK STOCK

     The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh, at cost. Currently, the required investment is determined to be 5% of outstanding borrowings to the Federal Home Loan Bank of Pittsburgh plus .75% of the Bank's unused borrowing capacity. The amount may vary between 4.5% -6.0% of outstanding borrowings plus 0%-1.5% of unused borrowing capacity as determined by the Federal Home Loan Bank of Pittsburgh's Board of Directors routinely throughout the calendar year.

13.  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of the following:

                                                                                       2004              2003
                                                                                   ----------         ----------
         Investment securities                                                     $   64,524         $  240,342
         Mortgage-backed securities                                                    68,370            110,314
         Loans receivable                                                           1,094,799          1,096,869
                                                                                   ----------         ----------
              Total                                                                $1,227,693         $1,447,525
                                                                                   ==========         ==========

14.  DEPOSITS

     Deposit accounts are summarized as follows:

                                                                  2004                            2003
                                                    -----------------------------    ----------------------------
                                                                        Percent of                      Percent of
                                                          Amount        Portfolio         Amount        Portfolio
                                                          ------        ---------         ------        ---------
         Non-interest-bearing                         $ 11,462,602         4.3%        $ 11,502,265        4.2%
                                                      ------------       -----         ------------      -----

         Savings accounts                               49,962,421        18.7           49,058,886       18.0
         NOW accounts                                   14,153,141         5.3           12,813,920        4.7
         Money market accounts                          38,194,799        14.2           42,048,231       15.4
                                                      ------------       -----         ------------      -----
                                                       102,310,361        38.2          103,921,037       38.1
                                                      ------------       -----         ------------      -----
         Time certificates of deposit:
              0.00 -  2.00%                             49,369,031        18.4           41,540,868       15.2
              2.01 -  4.00%                             62,025,713        23.2           69,369,394       25.4
              4.01 -  6.00%                             35,666,772        13.3           42,750,722       15.7
              6.01 -  8.00%                              6,890,155         2.6            3,744,646        1.4
                                                      ------------       -----         ------------      -----
                                                       153,951,671        57.5          157,405,630       57.7
                                                      ------------       -----         ------------      -----
                  Total                               $267,724,634       100.0%        $272,828,932      100.0%
                                                      ============       =====         ============      =====


     The scheduled maturities of time certificates of deposit at June 30, 2004 are as follows:

                                                                                                         Amount
                                                                                                    ------------
         Within one year                                                                            $ 81,941,884
         Beyond one year but within two years                                                         28,693,888
         Beyond two years but within three years                                                      18,281,034
         Beyond three years but within five years                                                     12,368,055
         Beyond five years                                                                            12,666,810
                                                                                                    ------------
              Total                                                                                 $153,951,671
                                                                                                    ============

     The Company had time certificates with a minimum denomination of $100,000 in the amount of approximately $33,310,836 and $20,798,171 at June 30, 2004 and 2003 respectively. Deposits in excess of $100,000 are not federally insured. The Company does not have any brokered deposits.

     Interest expense by deposit category for the years ended June 30 is as follows:

                                                                                      2004               2003
                                                                                   ----------         ----------
         Passbooks                                                                 $  490,676         $  685,340
         NOW and Money Market Deposit accounts                                        544,446            634,213
         Time certificates                                                          4,785,317          4,599,024
                                                                                   ----------         ----------
                                                                                   $5,820,439         $5,918,577
                                                                                   ==========         ==========

15.  ADVANCES FROM FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank consists of the following:

                                Principal   Interest   Interest
                                   Due        Due        Rate          2004              2003
                                   ---        ---        ----          ----              ----
         Open-Repo Plus        10-22-2005   Monthly      Variable   $ 3,000,000     $         -
         Advance               06-30-2005   Monthly      6.36%        5,000,000       5,000,000
         Advance               11-03-2010   Monthly      6.05%        5,000,000       5,000,000
         Advance               12-20-2010   Monthly      5.54%        5,000,000       5,000,000
         Advance               02-28-2011   Quarterly    4.96%        5,000,000       5,000,000
                                                                    -----------     -----------
                                                                    $23,000,000     $20,000,000
                                                                    ===========     ===========

     These borrowings are subject to the terms and conditions of the Advances, Collateral Pledge and Security Agreement between the Federal Home Loan Bank of Pittsburgh and the Bank. All advances, at June 30, 2004 have fixed rates with putable options. In the event the advances are called, the Company has the right to payoff the advance without penalty. The putable options are as follows:

                                Principal     Putable      Interest
                                   Due         Date          Rate       Renewable Terms
                                   ---         ----          ----       ---------------

         Advance               06-30-2005     9-30-2004     6.36%      3 month Libor +.15
         Advance               11-03-2010     8-03-2004     6.05%      3 month Libor +.20
         Advance               12-20-2010    12-20-2004     5.54%      3 month Libor +.20
         Advance               02-28-2011     8-27-2004     4.96%      3 month Libor +.20

     In addition, the Bank entered into a "RepoPlus" Advance credit arrangement, which is renewable annually and incurs no service charges. As of June 30, 2004 the Bank has a borrowing limit of approximately $146 million with a variable rate of interest, based upon the FHLB's cost of funds. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances.


16.  SUBORDINATED DEBENTURES

     On December 19, 2002, the Company formed an affiliated trust that issued $7.2 million in Guaranteed Capital Trust Securities ( Trust Preferred Securities). This affiliate, Advance Statutory Trust 1 (the "Trust") issued Trust Preferred Securities as part of a pooled offering. The offering is at a floating rate of 3 month LIBOR plus 3.25% with an initial rate of 4.66%. The current rate effective until September 26, 2004 is 4.84%. During the year ended June 30, 2004, the average rate was 4.36%. The Company has guaranteed payment of the principal and interest on the Trust Preferred Securities. The capital securities mature in 2032, and they may be redeemed at face value after 2007.

     Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. Accordingly, these balances are reported as "Subordinated Debentures" and continue to be presented in the liabilities section of the Balance Sheet. The deconsolidation of the net assets and results of operations of the trust had no material impact on the Company's financial statements since the Company continues to be obligated to repay debentures held by the trust and guarantees repayment of the capital securities issued by the Trust.

17.  INCOME TAXES

     The components of income tax expense for the years ended June 30 are summarized as follows:

                                                        2004           2003
                                                     ----------     ----------
         Currently payable:
              Federal                                $1,272,164     $  848,056
              State                                     246,265        201,423
                                                     ----------     ----------
                                                      1,518,429      1,049,479
              Deferred                                 (178,422)       (40,282)
                                                     ----------     ----------
                  Total                              $1,340,007     $1,009,197
                                                     ==========     ==========


     The following temporary differences gave rise to deferred tax asset and liabilities:

                                                        2004            2003
                                                     ----------     ----------
         Deferred tax assets
              Allowance for loan losses              $  611,536       $372,579
              Loan origination fees, net                  2,785          6,338
              Net unrealized loss on securities          22,895              -
              Other, net                                 29,321         30,468
                                                     ----------     ----------
                  Deferred tax assets                   666,537        409,385
                                                     ----------     ----------

         Deferred tax liabilities
              Premise and equipment depreciation        168,250        136,743
              Tax reserve for loan losses                     -         12,203
              Net unrealized gain on securities               -        256,184
              Other, net                                162,179        125,648
                                                     ----------     ----------
                  Deferred tax liabilities              330,429        530,778
                                                     ----------     ----------
                  Net deferred tax liability         $  336,108      $(121,393)
                                                     ==========      =========

     The reconciliation between the actual provision for income taxes and the amount of income taxes, which would have been provided at statutory rates for the years ended June 30, is as follows:

                                                                          2004                   2003
                                                                 --------------------   -----------------------
                                                                    Amount    Percent       Amount      Percent
                                                                    ------    -------       ------      -------
         Provision at statutory rate                             $1,302,913     34.0%    $  983,844       34.0%
         State income tax expense, net of federal
          tax benefit                                               162,535      4.2        132,939        4.6
         Tax exempt interest                                       (116,254)    (3.0)      (108,465)      (3.8)
         Intangible amortization, net                               (74,783)    (2.0)       (35,644)      (3.5)
         Other, net                                                  65,596      1.8         36,523        3.6
                                                                 ----------     ----     ----------       ----
              Actual expense and effective rate                  $1,340,007     35.0%    $1,009,197       34.9%
                                                                 ==========     ====     ==========       ====

18.  RETIREMENT PLAN

     The Company has a profit-sharing plan with a 401(k) feature. The 401(k) allows employees to make contributions to the plan up to 10% of their annual compensation. The Company will match 50% of the employees' voluntary contributions up to 3% of the employee's compensation. Additional employer contributions are made at the discretion of the Board of Directors. The plan covers substantially all employees with more than one year's service. The Company's contributions for the benefit of covered employees amounted to $64,083 and $51,360 for the years ended June 30, 2004 and 2003, respectively.

19.  RESTRICTED STOCK PLAN (RSP)

     In 1998, the Board of Directors adopted a RSP for directors, certain officers and employees, which was approved by stockholders at a special meeting held on January 20, 1998. The objective of this Plan is to enable the Company and the Bank to retain its corporate officers, key employees, and directors who have the experience and ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of a Board appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP, which has the responsibility to invest all funds contributed by the Bank to the Trust created for the RSP.

     On February 23, 1998, the Trust purchased with funds contributed by the Bank, 65,067 shares of the common stock of the Company. At June 30, 2004, 22,770 shares have been issued to non-employee directors, 39,366 shares have been issued to officers, and 2,931 shares remained unissued. Directors, officers, and key employees who terminate their association with the Company shall forfeit the right to any shares which were awarded but not earned. Shares are vested over a four-year period from their grant date. A total of 62,136 shares were vested as of June 30, 2004. Total operating expense attributed to the RSP amounted to $1,037 and $12,102 for the years ended June 30, 2004 and 2003.

20. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     In conjunction with the Bank's conversion from mutual to stock, the Bank adopted an ESOP for the benefit of officers and employees who have met certain eligibility requirements related to age and length of service. An ESOP trust was created, and acquired 130,134 shares of common stock in the Company's initial public offering, using proceeds of a loan obtained from the Company, which bears interest at the Wall Street Journal prime rate, adjusted quarterly. The loan, which is secured by the shares of stock purchased, calls for quarterly interest over a ten year period and annual principal payments of $86,756.

     The Bank makes quarterly contributions to the trust to allow the trust to make the required loan payments to the Company. Shares are released from collateral based upon the proportion of annual principal payments made on the loan each year and allocated to qualified employees. As shares are released from collateral, the Bank reports compensation expense based upon the amounts contributed or committed to be contributed each year and the shares become outstanding for earnings per share computations. Dividends paid on allocated ESOP shares are recorded as a reduction in retained earnings. Dividends paid on unallocated shares were used to reduce the company's contribution to the ESOP plan for the years ended June 30, 2004 and 2003. Compensation expense for the ESOP was $228,860 and $173,889 for the years ended June 30, 2004 and 2003, respectively.

     The following table represents the components of the ESOP shares:

                                                      2004           2003
                                                    --------       --------

         Allocated shares                             97,434         84,420
         Shares released for allocation                6,507          6,507
         Shares distributed                           (1,584)        (1,584)
         Unreleased shares                            26,193         39,207
                                                    --------       --------
         Total ESOP share                            128,550        128,550
                                                    --------       --------
         Fair value of unreleased shares            $453,139       $594,640
                                                    ========       ========

21.  STOCK OPTION PLAN

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

     The Company has issued options twice since the inception of the plan. In January 1998, they issued 97,591 shares and in January 2004, they issued an additional 58,268. No other issuances have been made.

     The Company accounts for its stock option plan under provisions of APB Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations. Under this opinion, no compensation expense has been recognized with respect to the plan because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

     The following table presents share data related to the Stock Option Plan:

                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                  2004           Price      2003         Price
                                -------         ------     ------      ------
     Outstanding July 1,         97,591         $12.50     97,591      $12.50
         Granted                 58,268          18.23          -           -
         Exercised                    -              -          -           -
         Forfeited                    -              -          -           -
                                -------         ------     ------      ------
     Outstanding June 30        155,859         $14.64     97,591      $12.50
                                =======         ======     ======      ======

     Exercisable June 30        112,158         $13.24     97,591      $12.50
                                =======         ======     ======      ======


     The following table summarizes characteristics of stock options outstanding and exercisable at June 30, 2004:

                    Outstanding                            Exercisable
----------------------------------------------------  ------------------------

                                            Average                  Average
                            Remaining       Exercise                 Exercise
Exercise Price    Shares      Life           Price      Shares         Price
--------------    ------      ----           -----      ------         -----
     $12.50       97,591    3.5 years        $12.50     97,591        $12.50
     $18.23       58,268    9.5 years        $18.23     14,567        $18.23
                 -------                               -------
 Total           155,859                               112,158
                 =======                               =======


     The options issued would have had no dilutive effect on net income for the years ended June 30, 2004 and 2003. Had the options been dilutive, compensation expense for the stock option plan would have been recognized in accordance with the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, " Accounting for Stock-based Compensation".

     Dividend Equivalent Rights may be granted concurrently with any option granted. These rights provide that upon the payment of a dividend on the Common Stock, the holder of such Options shall receive payment of compensation in an amount equivalent to the dividend payable as if such Options had been exercised and such Common Stock held as of the dividend date. Dividend Equivalent Rights were granted concurrently with respect to all stock options granted.

     Compensation expense resulting from Dividend Equivalent Rights was $44,863 and $33,181 for the years ended June 30, 2004 and 2003.

22.  PREFERRED SHARE PURCHASE RIGHTS PLAN

     In July 1997, the Board of Directors adopted a Preferred Share Purchase Rights Plan and correspondingly issued one Preferred Share Purchase Right ("a Right") for each share of common stock of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's junior Participating Preferred Stock, Series A ("Preferred Shares"), at a price of $37.00 per one-hundredth of a Preferred Share. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquire 15% or more or tenders for 50% or more of the Company's outstanding common shares.

     The Plan also provides that if any person or group becomes an "Acquiring Person," each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The company is entitled to redeem the Rights at a price of one cent per Right at any time prior to them becoming exercisable, and the Rights expire on July 17, 2007. The Plan was designed to protect the interest of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

23.  COMMITMENTS AND CONTINGENT LIABILITIES

     Lease Commitments
     -----------------
     The future lease commitments as of June 30, 2004 for all noncancellable equipment and land leases follows:

                      Fiscal Year
                    Ending June 30,                    Amount
                    ---------------                ------------

                          2005                     $   108,600
                          2006                         112,560
                          2007                         102,160
                          2008                          83,160
                          2009                          83,160
                   2010 and thereafter               2,104,290
                                                   -----------
                                                   $ 2,593,930
                                                   ===========

     Litigation
     ----------

     The Company is involved in litigation arising in the normal course of business. Management believes that liabilities, if any, arising from these proceedings will not have a material adverse effect on the consolidated financial position, operating results, or liquidity.

24   FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The estimated carrying amounts and fair values at June 30 are as follows:

                                                               2004                             2003
                                                 -------------------------------     ---------------------------
                                                                    Estimated                         Estimated
                                                     Carrying         Fair              Carrying        Fair
                                                     Amount           Value             Amount          Value
                                                 -------------     -------------     ------------  -------------
         Financial assets:
              Cash and cash equivalents           $ 19,558,713      $ 19,558,713     $ 16,070,321   $ 16,070,321
              Investment securities
                    Held to maturity                 7,089,742         7,061,289       15,086,475     15,298,606
                    Available for sale                  13,265            13,265       11,394,701     11,394,701
              Mortgage-backed securities:
                   Held to maturity                 12,307,317        11,927,394       18,642,532     18,751,018
                   Available for sale                5,290,846         5,290,846        8,979,898      8,979,898
              Loans held for sale                      269,800           269,800        5,687,708      5,772,410
              Loans receivable                     259,833,742       261,156,742      229,239,547    235,999,547
              Federal Home Loan Bank Stock           2,158,100         2,158,100        1,679,400      1,679,400
              Accrued interest receivable            1,227,693         1,227,693        1,447,525      1,447,225

         Financial liabilities:
              Deposits                            $267,724,634      $267,882,634     $272,828,932   $276,541,932
              Advances from FHLB                    23,000,000        24,337,000       20,000,000     22,989,000
              Subordinated Debentures                7,253,286         7,613,049        7,222,429      8,192,160
              Advance payment by borrowers
               for taxes and insurance                 466,634           466,634          507,049        507,049
              Accrued interest payable                  60,418            60,418           85,963         85,963

     Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

     Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

     If no readily available market exists, the fair value estimates for financial instruments should be based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

     As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

     The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

     Cash and Cash Equivalents,  Federal Home Loan Bank Stock,  Accrued Interest
     ---------------------------------------------------------------------------
     Receivable,  Accrued Interest Payable, and Advance Payment by Borrowers for
     ---------------------------------------------------------------------------
     Taxes and Insurance
     -------------------

     The fair value is equal to the current carrying value.

     Investment Securities, Mortgage-backed Securities, and Loans Held for Sale
     ---------------------------------------------------------------------------

     The fair value of investment securities, mortgage-backed securities and loans held for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

     Loans,  Deposits,  Advances from Federal Home Loan Bank,  and  Subordinated
     ---------------------------------------------------------------------------
     Debentures
     ----------

     The fair value of loans is estimated by discounting the future cash flows using a simulation model which estimates future cash flows and employs discount rates that consider reinvestment opportunities, operating expenses, non-interest income, credit quality, and prepayment risk. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits, advances from Federal Home Loan Bank and subordinated debentures are estimated using a discounted cash flow calculation and applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and notes of similar remaining maturities.

     Commitments to Extend Credit
     ----------------------------

     These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 6.

25.  CAPITAL REQUIREMENTS

     The Company, on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the entity's financial statements.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the entities' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

     Quantitative measures established by the regulation to ensure capital adequacy require the Company to maintain a minimum amount and ratio of Total capital, and the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of tangible and core capital (as defined in the regulations) to adjusted assets (as defined). Management believes that as of June 30, 2004 the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of June 30, 2004 the most recent notification from the Bank's primary regulatory authorities have categorized the entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category.

     The following table reconciles the Company's and Bank's capital under generally accepted accounting principles to regulatory capital:

                                                        Company                                 Bank
                                               ----------------------------         ----------------------------
                                                        June 30,                              June 30,
                                                    2004           2003                  2004            2003
                                               -----------      -----------         -----------      -----------
         Total equity                          $21,729,692      $20,087,953         $28,218,320      $25,995,905
         Intangibles                             6,193,276        6,336,047           6,193,276        6,336,047
         Unrealized gain (loss) - securities       (44,442)         497,298             (44,442)         497,298
                                               -----------      -----------         -----------      -----------

         Tier I, core, and tangible capital     15,580,858       13,254,608          22,069,486       19,162,560

         Allowance for loan losses               1,798,636        1,095,822           1,798,636        1,095,822
                                               -----------      -----------         -----------      -----------
         Risk-based capital                    $17,379,494      $14,350,430         $23,868,122      $20,258,382
                                               ===========      ===========         ===========      ===========

     The actual capital amounts and ratios were as follows:

                                                                           Company at June 30,
                                                          -------------------------------------------------------
                                                                      2004                            2003
                                                             Amount         Ratio            Amount        Ratio
                                                          -------------    --------       -----------     -------
     Tangible Capital to Adjusted Assets
     -----------------------------------

         Actual                                           $  15,580,858      4.85%        $13,254,608      4.12%
         For Capital Adequacy Purposes                        4,816,288      1.50           4,875,706      1.50
         To be "Well Capitalized"                             N/A              N/A            N/A           N/A

                                                                               Bank at June 30,
                                                          -------------------------------------------------------
                                                                      2004                            2003
                                                             Amount         Ratio            Amount        Ratio
                                                          -------------    --------       -----------     -------
     Total Capital to Risk-Weighted Assets
     -------------------------------------

         Actual                                           $  23,868,122     11.39%     $  20,258,382      10.24%
         For Capital Adequacy Purposes                       16,759,659      8.00         15,820,836       8.00
         To be "Well Capitalized"                            20,949,574     10.00         19,776,045      10.00

     Tier I Capital to Risk-Weighted Assets
     --------------------------------------

         Actual                                           $  22,069,486     10.53%     $  19,162,560       9.69%
         For Capital Adequacy Purposes                        8,379,829      4.00          7,910,241       4.00
         To be "Well Capitalized"                            12,569,744      6.00         11,865,362       6.00

     Core Capital to Adjusted Assets
     -------------------------------

         Actual                                           $  22,069,486      7.01%     $  19,162,560       6.09%
         For Capital Adequacy Purposes                       12,596,145      4.00         12,576,597       4.00
         To be "Well Capitalized"                            15,745,182      5.00         15,720,746       5.00

     Tangible Capital to Tangible Assets
     -----------------------------------

         Actual                                           $  22,069,486      6.87%     $  19,162,560       5.96%
         For Capital Adequacy Purposes                        4,815,444      1.50          4,822,567       1.50
         To be "Well Capitalized"                                   N/A        N/A           N/A            N/A

     Prior to the enactment of the Small Business Job Protection Act, the Company accumulated approximately $924,000 of retained earning, which represents allocations of income to bad debt deductions for tax purposes only. Since there is no amount that represents the accumulated bad debt reserves subsequent to 1987, no provision for federal income tax has been made for such amount. If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

26.      SELECTED QUARTERLY FINANCIAL DATA( UNAUDITED)
             (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    Three Months Ended
                                      -------------------------------------------------
                                       September     December      March       June
                                          2003         2003        2004         2004
                                      ----------   ----------   ----------   ----------
Total interest income                 $    4,384   $    4,447   $    4,282   $    4,177
Total interest expense                     1,894        1,899        1,835        1,746
                                      ----------   ----------   ----------   ----------

Net interest income                        2,490        2,548        2,447        2,431
Provision for loan losses                    321          351          233          264
                                      ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses                2,169        2,197        2,214        2,167

Total other income                           506          890          368          375
Total other expense                        1,694        1,804        1,785        1,771
                                      ----------   ----------   ----------   ----------

Income before income taxes                   981        1,283          797          771
Income taxes                                 327          450          278          285
                                      ----------   ----------   ----------   ----------

Net Income                            $      654   $      833   $      518          486
                                      ==========   ==========   ==========   ==========

Per share data:
Net Earnings                                 .49          .61          .39          .35
                                      ==========   ==========   ==========   ==========

Weighted average shares outstanding    1,347,632    1,350,831    1,354,085    1,357,339
                                      ==========   ==========   ==========   ==========

                                                     Three Months Ended
                                      -------------------------------------------------
                                       September     December      March         June
                                         2002          2002        2003          2003
                                      ----------   ----------   ----------   ----------
Total interest income                 $    3,510   $    3,488   $    3,872   $    4,227
Total interest expense                     1,677        1,672        1,959        1,951
                                      ----------   ----------   ----------   ----------
Net interest income                        1,833        1,815        1,913        2,276
Provision for loan losses                     49          105          122          123
                                      ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses                1,784        1,710        1,791        2,153

Total other income                           404          302          378          454
Total other expense                        1,356        1,416        1,638        1,673
                                      ----------   ----------   ----------   ----------

Income before income taxes                   832          596          531          934
Income taxes                                 307          235          160          308
                                      ----------   ----------   ----------   ----------

Net Income                            $      525   $      362   $      371   $      626
                                      ==========   ==========   ==========   ==========

Per share data:
Net Earnings                                 .39          .27          .28          .47
                                      ==========   ==========   ==========   ==========

Weighted average shares outstanding    1,334,855    1,338,054    1,341,268    1,344,482
                                      ==========   ==========   ==========   ==========


27. SUBSEQUENT EVENTS

Effective September 1, 2004, Advance Financial Bancorp ("Advance") and Parkvale Financial Corporation ("Parkvale") have signed a definitive merger agreement for Parkvale to acquire Advance. Advance shareholders will receive $26.00 in cash per share. The merger is conditioned upon the receipt of the necessary regulatory approval of Advance and Parkvale and shareholder approval of Advance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 21, 2004.

                         ADVANCE FINANCIAL BANCORP


                         By:    /s/Stephen M. Gagliardi
                                ------------------------------------------------
                                Stephen M. Gagliardi
                                President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 21, 2004.


  /s/Stephen M. Gagliardi                                     /s/Dominic J. Teramana, Jr.
  -----------------------------------------------             ------------------------------
  Stephen M. Gagliardi                                        Dominic J. Teramana, Jr.
  President, Chief Executive Officer and Director             Director
  (Principal Executive Officer)

  /s/John R. Sperlazza                                        /s/Kelly M. Bethel
  -----------------------------------------------             ------------------------------
  John R. Sperlazza                                           Kelly M. Bethel
  Director                                                    Director

  /s/  William E. Watson                                      /s/Frank Gary Young
  -----------------------------------------------             ------------------------------
  William E. Watson                                           Frank Gary Young
  Director                                                    Director

  /s/  William B. Chesson                                     /s/Walker Peterson Holloway, Jr.
  -----------------------------------------------             ------------------------------
  William B. Chesson                                          Walker Peterson Holloway, Jr.
  Director                                                    Director

  /s/  Stephen M. Magnone
  -----------------------------------------------
  Stephen M. Magnone
  Treasurer
  (Principal Accounting Officer)