Form 10QSB
period 2004-09-30
ADVANCE FINANCIAL BANCORP
filed 2004-11-12
CIK 1023398

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10QSB


{x} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

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

       Class:  Common Stock, par value $.0667 per share
        Outstanding at November 10, 2004: 1,383,392


Transitional Small Business Disclosure Format ( check one):
Yes       No  x
    ---      ---

                            Advance Financial Bancorp

                                      Index



                                                                          Page
                                                                         Number
                                                                         ------


Part I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Consolidated Balance Sheet (Unaudited) as of
              September 30, 2004 and June 30, 2004                             3

            Consolidated Statement of Income (Unaudited)
              For the Three Months ended September 30, 2004 and 2003           4

            Consolidated Statement of Cash Flows (Unaudited)
              For the Three Months ended September 30, 2004 and 2003           5

            Notes to the Unaudited Consolidated Financial Statements         6-7


     Item 2 - Management's Discussion and Analysis                          8-14


     Item 3 - Controls and Procedures                                         15


Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               16

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds     16

     Item 3 - Default Upon Senior Securities                                  16

     Item 4 - Submissions of Matters to a Vote of Security Holders            16

     Item 5 - Other Information                                               16

     Item 6 - Exhibits                                                        16

SIGNATURES                                                                    17

                             ADVANCE FINANCIAL BANCORP
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                  SEPTEMBER 30,      JUNE 30,
                                                                                      2004             2004
                                                                                 -------------    -------------
Assets
     Cash and cash equivalents:
       Cash and amounts due from banks                                           $   2,561,766    $   2,742,338
       Interest bearing deposits with other institutions                            16,293,621       16,816,375
                                                                                 -------------    -------------
          Total cash and cash equivalents                                           18,855,387       19,558,713
                                                                                 -------------    -------------

     Investment securities:
       Securities held to maturity (fair value of $10,203,542 and $7,061,289)       10,082,626        7,089,742
       Securities available for sale                                                    12,386           13,265
                                                                                 -------------    -------------
          Total investment securities                                               10,095,012        7,103,007
                                                                                 -------------    -------------

     Mortgaged-backed securities:
       Securities held to maturity (fair value of $11,207,774 and $11,927,394)      11,329,708       12,307,317
       Securities available for sale                                                 4,893,755        5,290,846
                                                                                 -------------    -------------
          Total mortgage-backed securities                                          16,223,463       17,598,163
                                                                                 -------------    -------------

     Loans held for sale                                                               136,850          269,800
     Loans receivable,  (net of allowance for loan losses
          of $1,860,733 and $1,798,636 )                                           251,908,282      259,833,742
     Office properties and equipment, net                                            4,666,929        4,762,619
     Federal Home Loan Bank Stock, at cost                                           2,029,100        2,158,100
     Accrued interest receivable                                                     1,212,532        1,227,693
     Goodwill                                                                        4,700,472        4,700,472
     Other intangibles, net                                                          1,486,446        1,531,040
     Other assets                                                                    2,238,433        2,395,820
                                                                                 -------------    -------------
          TOTAL ASSETS                                                           $ 313,552,906    $ 321,139,169
                                                                                 =============    =============

Liabilities:
     Deposits                                                                    $ 262,812,042    $ 267,724,634
     Advances from Federal Home Loan Bank                                           20,000,000       23,000,000
     Other Borrowings                                                                7,261,000        7,253,286
     Advance payments by borrowers for taxes and insurance                             377,792          466,634
     Accrued interest payable and other liabilities                                    865,040          964,923
                                                                                 -------------    -------------
          TOTAL LIABILITIES                                                        291,315,874      299,409,477
                                                                                 -------------    -------------
Stockholders' Equity:
     Preferred stock, $.10 par value; 500,000 shares
         authorized, none issued                                                             -                -
     Common stock, $.0667 par value; 3,000,000 shares
          authorized 1,626,675 shares issued                                           108,445          108,445
     Additional paid in capital                                                     10,655,224       10,609,610
     Retained earnings - substantially restricted                                   14,053,388       13,658,888
     Unallocated shares held by Employee Stock Ownership Plan (ESOP)                  (142,115)        (163,825)
     Unallocated shares held by Restricted Stock Plan (RSP)                           (205,719)        (205,719)
     Treasury Stock (228,248 shares at cost)                                        (2,233,265)      (2,233,265)
     Accumulated other comprehensive income (loss)                                       1,074          (44,442)
                                                                                 -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                                22,237,032       21,729,692
                                                                                 -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 313,552,906    $ 321,139,169
                                                                                 =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                      ADVANCE FINANCIAL BANCORP
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            2004           2003
                                                        -----------    -----------

INTEREST AND DIVIDEND INCOME
    Loans                                               $ 3,829,472    $ 3,908,300
    Investment securities - taxable                          37,893        140,348
    Investment securities - nontaxable                       34,997        111,984
    Interest-bearing deposits with other institutions        47,323          8,971
    Mortgage-backed securities                              155,468        203,306
    Dividends on Federal Home Loan Bank Stock                 6,765         10,845
                                                        -----------    -----------

        Total interest and dividend income                4,111,918      4,383,754
                                                        -----------    -----------
INTEREST EXPENSE
    Deposits                                              1,306,378      1,505,250
    Advances from Federal Home Loan Bank                    293,518        310,170
    Other Borrowings                                         97,063         86,206
                                                        -----------    -----------

        Total interest expense                            1,696,959      1,901,626
                                                        -----------    -----------

NET INTEREST INCOME                                       2,414,959      2,482,128

Provision for loan losses                                   211,365        321,000
                                                        -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       2,203,594      2,161,128
                                                        -----------    -----------

NONINTEREST INCOME
    Service charges on deposit accounts                     216,781        205,924
    Income from loan servicing activity                      24,096         81,102
    Gain on sale of loans                                    16,846        132,817
    Loss on sale of repossessed assets                         (800)       (13,370)
    Other income                                            106,751         99,370
                                                        -----------    -----------

        Total noninterest income                            363,674        505,843
                                                        -----------    -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                      866,109        745,887
    Occupancy and equipment                                 271,419        272,439
    Professional fees                                        52,541         41,443
    Advertising                                              47,754         50,706
    Data processing charges                                 140,196        130,238
    Amortization of intangible asset                         44,593         44,593
    Other expenses                                          370,521        400,849
                                                        -----------    -----------

        Total noninterest expenses                        1,793,133      1,686,155
                                                        -----------    -----------

Income before income taxes                                  774,135        980,816
Income taxes                                                244,409        326,445
                                                        -----------    -----------
Net Income                                              $   529,726    $   654,371
                                                        ===========    ===========

EARNINGS PER SHARE - NET INCOME
        Basic                                           $       .39    $       .49
        Diluted                                         $       .38    $       .48
DECLARED DIVIDEND PER SHARE                             $       .10    $       .10


See accompanying notes to the unaudited consolidated financial statements.

                          ADVANCE FINANCIAL BANCORP
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          2004           2003
                                                                    ------------    ------------
OPERATING ACTIVITIES
     Net Income                                                     $    529,726    $    654,371
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and accretion, net                   209,565         204,050
         Provision for loan losses                                       211,365         321,000
         Gain on sale of loans                                           (16,846)       (132,817)
         Loss on sale of repossessed assets                                  800          13,370
         Origination of loans held for sale                           (2,274,761)    (12,089,588)
         Proceeds from the sale of loans                               2,424,557      15,391,999
         Increase in other assets and liabilities                        104,845        (243,047)
                                                                    ------------    ------------

              Net cash provided by operating activities                1,189,251       4,119,338
                                                                    ------------    ------------
INVESTING ACTIVITIES
     Investment securities held to maturity:
         Purchases                                                    (2,985,715)              -
         Maturities and repayments                                             -       1,000,000
     Investment securities available for sale:
         Maturities and repayments                                           285             480
     Mortgage-backed securities held to maturity:
         Maturities and repayments                                       950,639       2,504,769
     Mortgage-backed securities available for sale:
         Maturities and repayments                                       458,793       1,268,977
     Purchase of Federal Home Loan Bank Stock                                  -        (898,600)
     Redemption of Federal Home Loan Bank Stock                          129,000               -
     Net decrease (increase) in loans                                  7,714,095     (24,589,203)
     Purchases of premises and equipment                                 (23,014)        (29,483)
                                                                    ------------    ------------

              Net cash provided by (used in) investing activities      6,244,083     (20,743,060)
                                                                    ------------    ------------

FINANCING ACTIVITIES
     Net decrease in deposits                                         (4,912,592)     (7,634,234)
     Net (decrease) increase in short term borrowings                 (3,000,000)     12,500,000
     Net change in advances for taxes and insurance                      (88,842)        (84,514)
     Cash dividends paid                                                (135,226)       (134,130)
                                                                    ------------    ------------
              Net cash (used in) provided by financing activities     (8,136,660)      4,647,122
                                                                    ------------    ------------

              Decrease in cash and cash equivalents                     (703,326)    (11,976,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      19,558,713      16,070,321
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 18,855,387    $  4,093,721
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest on deposits and borrowings                        $  1,679,051    $  1,899,841
         Income taxes                                               $    322,500    $    485,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2005 or any other period.

These statements should be read in conjunction with the consolidated statements of and for the year ended June 30, 2004 and related notes which are included on the Form 10-KSB (file no. 0-21885).

NOTE 2 - BUSINESS COMBINATIONS

Effective September 1, 2004, Advance Financial Bancorp ("Advance") and Parkvale Financial Corporation ("Parkvale") have signed a definitive merger agreement for Parkvale to acquire Advance. Advance shareholders will receive $26.00 in cash per share. The merger is conditioned upon the receipt of the necessary regulatory approval of Advance and Parkvale and shareholder approval of Advance.

NOTE 3 - EARNINGS PER SHARE

There were no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.


                                                 Three Months Ended
                                                    September 30
                                                    (Unaudited)
                                                 2004          2003
                                              ----------    ----------

Weighted-average common shares outstanding     1,626,621     1,626,621
Average treasury stock shares                   (228,248)     (228,248)
Average unearned ESOP and RSP shares             (37,781)      (50,795)
                                              ----------    ----------

Weighted -average common shares and
    common stock equivalents used to
    calculate basic earnings per share         1,360,592     1,347,578

Additional common stock equivalents
    (stock options) used to calculate
    diluted earnings per share                    39,874        24,690
                                              ----------    ----------
Weighted-average common shares and
    common stock equivalents used
    to calculate diluted earnings per share    1,400,466     1,372,268
                                              ==========    ==========

NOTE 4 - STOCK OPTIONS

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

On January 20, 1998, qualified stock options were granted for the purchase of 97,591 shares exercisable at the market price of $12.50 per share at a rate of one fourth per year beginning January 20, 1998. All options expire ten years from the date of grant. At September 30, 2004, the initial stock options granted remain outstanding with none being exercised.

On January 1, 2004, qualified stock options were granted for the purchase of 58,268 shares exercisable at the market price of $18.23 per share at a rate of one fourth per year beginning January 2004. All options expire ten years from the date of grant. At September 30, 2004, the stock options remain outstanding with none being exercised.

The Company accounts for its stock option plan under provisions of APB Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations. Under this opinion, no compensation expense has been recognized with respect to the plan because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

Had compensation expense for the stock option plan been recognized in accordance with the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, " Accounting for Stock-based Compensation," net income applicable to common stock, basic and dilutive net income per common share, for the period ended September 30 would have been as follows:

                                                      2004                2003
                                                   ----------       -----------
         Net Income:
              As reported                          $  529,726       $   654,371
                                                   ==========       ===========

              Pro forma                            $  511,732       $    654,371
                                                   ==========       ============

         Basic Earnings Per Share:
              As reported                          $       .39      $        .49
                                                   ===========      ============
              Pro forma                            $       .38      $        .49
                                                   ===========      ============

         Diluted Earnings Per Share:
              As reported                          $       .38      $        .48
                                                   ===========      ============
              Pro forma                            $       .37      $        .48
                                                   ===========      ============



NOTE 5 - COMPREHENSIVE INCOME

Other accumulated comprehensive income consists solely of net unrealized gains and losses on available for sale securities. For the three months ended September 30, 2004 and 2003, comprehensive income totaled $575,242 and $531,620, respectively.

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

OVERVIEW
--------

On September 1, 2004, the Company and Parkvale Financial Corporation ("Parkvale") signed a definitive merger agreement for Parkvale to acquire the Company. The merger is conditioned upon the receipt of the necessary regulatory approval and a majority vote of the Company's shareholders. Upon favorable acceptance by all regulatory agencies and by the Company's shareholders, the merger is expected to be completed in late December 2004 or January 2005. If approved, the Company's shareholders will receive cash of $26.00 per common share.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2004
-------------------------------------------------------------------------
The Company's total assets decreased by approximately $7,600,000 to $313,552,906 at September 30, 2004, from $321,139,169 at June 30, 2004. Net loans decreased by approximately $7,900,000. The decrease in total assets and net loans is the result of management's intent to continue restructuring their Balance Sheet for future interest rate cycles and growth opportunities while minimizing current interest rate risk scenarios. In response to the decrease in lending activity over the past three months, the Company has permitted high cost certificate and money market deposit products to be withdrawn from the institution and has repaid $3,000,000 in short term funding from the Federal Home Loan Bank ("FHLB").

Investment securities held to maturity have increased approximately $3,000,000 to $10,082,626 at September 30, 2004 from $7,089,742 at June 30, 2004. The increase is the result of the Company purchasing five short-term agencies callable securities. Each of the purchased securities has maturity of two years or less with callable options ranging from three months to one year. The average yield on the investments purchased is approximately 2.45%. The proceeds used to purchase the investments were derived from loan repayments during the period.

Loans receivable, net decreased by approximately $7,900,000 to $251,908,282 at September 30, 2004 from $259,833,742 at June 30, 2004. The decrease in net loans consists primarily of 1-4 family and non-residential mortgage loans, including construction, which have decreased a combined $6,300,000 during the period. The decrease in mortgage lending is attributed to the customers' lack of desire for adjustable rate loan products when fixed-rate products continue to be offered at historically low levels and aggressive competition from other institutions as overall loan demand in the market area decreases. In addition to the decrease in mortgage lending, indirect automobile loans have decreased $2,800,000 and automobile dealer floor plan loans decreased $500,000 during the period. The decrease in indirect lending and floor plan lending is the result of the Company's desire to minimize credit risk and position the bank for future growth opportunities. Offsetting the decreases is an increase in Home Equity Lines of Credit. These loan products have increased $1,400,000 during the period as customers access equity in their residential property without jeopardizing their long term fixed rate mortgages. The Company believes that future loan growth will be from this product type.

Deposits decreased $4,900,000 to $262,812,042 at September 30, 2004 from $267,724,634 at June 30, 2004. The decrease is spread throughout the core checking, saving and money market accounts. Core checking and savings have decreased $2,000,000 each for the period, while money market accounts have decreased $4,500,000. Offsetting these decreases were increases in certificates of deposits of $3,600,000. The decrease in core accounts, including money markets, is principally due to customers moving "parked" funds to higher yielding investment alternatives. To some extent, customers have opted for the Company's current certificate of deposit products that yield greater returns than core accounts. To an equal extent, customers have gone outside the Company into the equity markets and to local competitors to find higher yields than the Company currently offers or feels the need to offer in the current interest rate environment. If the Company begins to realize an increase in lending growth in future periods, management feels that deposit outflows can be modified by increasing funding costs to create deposit growth needed to fund the increased lending activity.

Advances from the FHLB decreased $3,000,000 to $20,000,000 at September 30, 2004 from $23,000,000 at June 30, 2004. This decrease is in the short-term Open-Repo line of credit product offered by the FHLB of Pittsburgh. As stated above, the primary reason for the decrease is due to the decrease in loan demand in the market area, as well as management's intent to restructure the Balance Sheet. At September 30, 2004, the Company has no outstanding balance on the line of credit.

Stockholders' equity increased approximately $507,000 to $22,237,032 at September 30, 2004 from $21,729,692 at June 30, 2004. This increase was the result of net income of $530,000 for the period, the recognition of shares in the Employee Stock Ownership Plan of $67,000 and an increase in the net unrealized gain on securities of $45,000. These increases were offset by the payment of cash dividends of $135,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2003 AND 2002
-------------

Net interest income decreased $67,000 or 2.71%, to $2,415,000 for the three months ended September 30, 2004 from $2,482,000 for the comparable period ended 2003. The decrease in net interest income resulted primarily from a decrease in the average volume of the underlying principle balances in interest earning assets and liabilities. The net interest spread for the three months ended September 30, 2004, decreased to 3.08% from 3.10% for the comparable period ended 2003. The 2 basis point decrease in the net interest rate spread for the current three-month period was primarily due to a 24 basis point decline in average yields on assets which was offset by a 22 basis point decline in average cost of funds. See "Average Balance Sheet" for the three-month periods ended September 30, 2004 and 2003.

The provision for loan losses decreased $109,000 to $211,365 for the three months ended September 30, 2004 from $321,000 for the comparable period ended 2003. The decrease in the provision for loan losses was precipitated by a decrease in loan volume. In determining the adequacy of the allowance for loan losses, management reviews and evaluates on a quarterly basis the potential risk in the loan portfolio. This evaluation process is documented by management and approved by the Company's Board of Directors. Management evaluates homogenous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, loan concentrations and charge-off experience. Management supplements this analysis by reviewing the local economy, trends affecting local industry and business development and other known factors, which may impact future credit losses. Nonhomogenous loans, generally defined as commercial business and real estate loans, are selected by management to be reviewed on a quarterly basis upon the combination of delinquencies, concentrations and other known factors that may affect the local economy and more specifically the individual businesses.

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

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses, which, may be realized in the future, and that additional provision for loan losses will not be required. See "Risk Elements".

Noninterest income decreased $142,000 or 28.11%, to $363,674 for the three months ended September 30, 2004 from $505,843 for the comparable period ended 2003. For the three-month period of 2004, miscellaneous fees and fees on deposit accounts increased by $11,000 or 5.27% as a result of an increase in core customers and related activity and individual fee item increases. For the three month period of 2004, gains on sales of fixed rate loans and income from loan servicing activity decreased a combined $173,000 as a result of the decrease in customer demand for fixed 1-4 family mortgage loans during the period in comparison to the period ended in 2003.

Noninterest expense increased $107,000 or 6.34%, to $1,793,133 for the three months ended September 30, 2004, from $1,686,155 for the comparable 2003 period. For the three-month period ended September 30, 2004, compensation and employee benefits increased $120,000. The increase in compensation and employee benefits is due primarily to a decrease of $94,000 in Loan Compensation Contra due to the decrease in loan production for the three months ended September 30, 2004 in comparison to the same period ended 2003. Also, fringe benefit expenses have increased $21,000 or 9.84% for the three-month period of 2004 in comparison to the same period ended in 2003. Consequently, actual salaries paid to employees for the three-month period increased by only $4,600 or .70%. The small increase in actual salaries is due to management's intention to control costs by attrition in a period of limited growth.

Data processing costs increased $10,000 for the three month period ended September 30, 2004 in comparison to the same period ended 2003 primarily as a result of customers' increased usage of the Company's internet banking module which increased $18,000 for the period. Other expenses decreased $30,000 for the same three-month period as a result of a decrease in office supplies and postage of $19,000 and of expenses related to repossessed assets of $13,000. The decrease in supplies and postage is primarily the result of a reduction in purchasing inventory in anticipation of the pending merger. The decrease in expenses related to repossessed assets is the result of the decrease in real estate foreclosure activity in comparison to the same period ended 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY
---------

Liquidity management for the Company is measured and monitored on both a short and long-term basis, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Both short and long-term liquidity needs are addressed by maturities and sales of investment securities, loan payments and maturities, and liquidating overnight deposit accounts. The use of these resources, in conjunction with access to credit, provides the core ingredients to meet depositor, borrower, and creditor needs.

The Company's liquid assets consist of cash and cash equivalents and investment and mortgage-backed securities classified as available for sale. The level of these assets is dependent on the Company's operating, investing, and financing activities during any given period. At September 30, 2004, liquid assets totalled $23.8 million or 7.58% of total assets. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds are expected to enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $1.2 million and $4.1 million for the three-month periods ended September 30, 2004 and 2003, respectively. The operating cash flows from 2003 were generated principally from the net sales of fixed rate 1-4 family mortgages.

Investing activities provided $6.2 million and used $20.7 million in funds during the three-month periods ended September 30, 2004 and 2003, respectively. The cash flows primarily are determined by net loan payments of $7.7 million and $(24.6) million for 2004 and 2003, respectively. Offsetting these cash flows for the period ended September 30, 2004 and 2003, respectively were investment cash flows of $(1.5) million and $3.8 million.

Financing activities consist of the solicitation and repayment of customer deposits and borrowings. Financing activities used $8.1 million and provided $4.6 million during the three months ended September 30, 2004 and 2003, respectively. For the period ended September 30, 2004, deposits decreased by $4.9 million and borrowed funds deceased by $3.0 million. For the period ended September 30, 2003, deposits decreased by $7.6 million and borrowed funds increased by $13.0 million.

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

CAPITAL
-------

Management monitors both the Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leveraged capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2004, both the Company and the Bank exceeded the minimum capital requirements, including risk-based and leveraged capital ratios. The Company's equity capital ratio and the Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 5.22% and 12.06%, 11.15% and 7.37%, respectively, at September 30, 2004.

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



                                             Three Months Ended September 30,
                                         --------------------------------------
                                           2004            Vs             2003
                                         --------------------------------------
                                                   Increase (Decrease)
                                                         Due to
                                         --------------------------------------
                                              Volume       Rate          Net
                                         --------------------------------------
Interest Income:
    Loans                                  $ 177,425    $(256,253)   $ (78,828)
    Investments                             (134,995)     (58,013)    (193,008)
                                         --------------------------------------
      Total interest-earning assets           42,430     (314,266)    (271,836)
                                         --------------------------------------

Interest Expense
    Core Deposits                             (9,638)     (75,831)     (85,469)
    Certificates of Deposit                    9,069     (122,472)    (113,403)
    FHLB Borrowings                          (59,785)      43,133      (16,652)
    Other Borrowings                             386       10,471       10,857
      Total interest-bearing liabilities     (59,968)    (144,699)    (204,667)
                                         --------------------------------------

Change in net interest income              $ 102,398    $(169,567)   $ (67,169)
                                         ======================================

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

                                                                   Three-Month Period Ended September 30,
                                           ----------------------------------------------------------------------------------------
                                                            2004                                           2003
                                           -----------------------------------------     ------------------------------------------
                                              Average                      Average          Average                       Average
                                              Balance        Interest     Yield/Cost        Balance        Interest      Yield/Cost
                                           ------------   ------------   -----------     -------------   ------------   -----------
Interest-earning assets:
  Loans receivable (1)                        $256,804         $3,829         5.96%          $246,043         $3,908         6.35%
  Investment securities (2)                     25,926            127         1.96%            33,947            272         3.21%
  Mortgage-backed securities                    16,854            156         3.69%            25,796            204         3.15%
                                              --------        -------       ------           --------         ------       ------
     Total interest-earning assets             299,584          4,112         5.49%           305,786          4,384         5.73%
                                                              -------       ------                            ------       ------
Non-interest-earning assets                     16,930                                         17,641
                                              --------                                       --------
     Total assets                             $316,514                                       $323,427
                                              ========                                       ========
Interest-bearing liabilities:
  Interest-bearing demand deposits            $ 49,438            114         0.92%          $ 53,445            143         1.07%
  Certificates of deposit                      155,552          1,116         2.87%           154,300          1,229         3.19%
  Savings deposits                              49,057             77         0.63%            49,369            134         1.08%
  FHLB Borrowings                               20,500            293         5.73%            25,391            310         4.89%
  Other Borrowings                               7,257             97         5.35%             7,226             86         4.77%
                                              --------        -------       ------           --------         ------       ------
     Total interest-bearing liabilities        281,804          1,697         2.41%           289,731          1,902         2.63%
                                                              -------       ------                            ------       ------
Non-interest bearing liabilities                12,700                                         13,248
                                              --------                                       --------
     Total liabilities                         294,504                                        302,979
Stockholders' equity                            22,010                                         20,448
                                              --------                                       --------
     Total liabilities and stockholders'
       equity                                 $316,514                                       $323,427
                                              ========                                       ========

Net interest income                                           $ 2,415                                        $ 2,482
                                                              =======                                        =======
Interest rate spread (3)                                                      3.08%                                          3.10%
                                                                            ======                                         ======
Net Yield on interest-earning assets (4)                                      3.22%                                          3.25%
                                                                            ======                                         ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                      106.31%                                        105.54%
                                                                            ======                                         ======

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


                                                      September 30,    June 30,
                                                          2004           2004
                                                      -------------   ----------

Loans on a nonaccrual basis                                 $  877       $  697
Loans past due 90 days or more and still accruing            1,598        1,707
                                                            ------       ------
         Total nonperforming loans                           2,475        2,404
                                                            ------       ------

Other real estate                                              258          253
Repossessed assets                                              34            -
                                                            ------       ------
         Total nonperforming assets                         $2,767       $2,657
                                                            ------       ------

Nonperforming loans as a percentage of total net loans         .98%         .93%
                                                             =====        =====

Nonperforming assets as a percentage of total assets           .88%         .83%
                                                             =====        =====

Allowance for loan losses to nonperforming loans             75.17%       74.81%
                                                             =====        =====


Nonaccrual loans at September 30, 2004, consisted of $620,596 in one-to-four family residential mortgages and $256,028 in non-residential real estate mortgages.

The Company considers a loan impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance,  homogenous  loans  that  are  to  be  collectively  evaluated.
Management does not consider an insignificant delay, which is defined as less than 90 days by the Company, to be a reason to classify a loan as impaired. A loan is not impaired during the period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate during the period of delay. All loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans through the allowance for loan losses by evaluating the recorded investment in the impaired loan to the estimated present value of the underlying collateral or the present value of expected cash flows.

As of September 30, 2004, the total investment in impaired loans was $267,189, and such amount was subject to a specific allowance for loan losses of $105,852. The average investment in the impaired loans for the three-month period ended September 30, 2004 was $282,375. The interest income potential based upon the original terms of the contracts of these impaired loans was $4,780 for the three-month period ended September 30, 2004, all of which has been recognized as income.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed in respect to the losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The historical loss experience model that is used to established the loan loss factors for problem graded loans is designed to be self-correcting by taking into account our recent loss experience. Similarly, by basing the past graded loss factors on historical loss experience, the methodology is further designed to take our recent loss experience into account. In addition to historical and recent loss trends, our methodology incorporates the current volume and trend in delinquencies, as well as, a self-assessment of the status of the local economy. Our methodology requires the monitoring of the changing loan portfolio mix and the effect that the changing mix has on the trend in delinquencies, as well as actual loss factors.

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

The following is a breakdown of the loan portfolio composition at September 30, 2004 and June 30, 2004:

                                                 September 30,       June 30,
                                                     2004              2004
                                             ----------------------------------
Mortgage loans:
           1-4 Family                            $119,596,515     $119,783,861
           1-4 Family construction                  5,532,946        7,944,357
           Multi-family                             8,901,225        8,997,796
           Non-residential                         40,936,484       40,247,378
           Non-residential construction             5,489,866        9,063,738
                                                 ------------     ------------
                                                  180,457,036      186,037,130
                                                 ------------     ------------
Consumer Loans:
           Home Improvement                           572,594          680,206
           Home Equity LOC                         18,307,802       16,916,392
           Automobile-Direct                        8,724,540        9,042,103
           Automobile-Indirect                     29,088,092       31,902,157
           Share loans                              2,192,688        2,346,149
           Other                                    1,956,348        2,146,205
                                                 ------------     ------------
                                                   60,842,064       63,033,212
                                                 ------------     ------------

                                                 ------------     ------------
Commercial Loans                                   15,961,363       17,009,222
                                                 ------------     ------------

                                                 ------------     ------------
           Gross Loans                            257,260,463      266,079,564
Less:
           Loans in process                         3,376,303        4,338,892
           Net deferred loan fees                     115,145          108,294
           Allowance for loan losses                1,860,733        1,798,636
                                                 ------------     ------------
                                                    5,352,181        6,245,822
                                                 ------------     ------------
           Total                                 $251,908,282     $259,833,742
                                                 ============     ============

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------
(1) Evaluation of disclosure controls and procedures Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(2) Changes in internal control over financial reporting During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                NONE

Item 2 - Unregistered Sales of Equity Securities and  Use of Proceeds

                NONE

Item 3 - Defaults upon Senior Securities

                NOT APPLICABLE

Item 4 - Submission of Matters to a Vote of Security Holders

                NONE

Item 5 - Other Information

                NONE

Item 6  - Exhibits

(a) List of Exhibits:

           3(i)   Certificate of Incorporation of Advance Financial Bancorp *
           3(ii)  Amended Bylaws of Advance Financial Bancorp**
           4(i)   Specimen Stock Certificate *
           4(ii)  Shareholders Rights Plan ***
          10      Employment Agreement between the Bank and Stephen M. Gagliardi
          10.1    1998 Stock Option Plan ****
          10.2    Restricted Stock Plan and Trust Agreement ****
          31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                      Advance Financial Bancorp

Date:  November 12, 2004              By:  /s/Stephen M. Gagliardi
                                           -------------------------------------
                                           Stephen M. Gagliardi
                                           President and Chief Executive Officer

Date:  November 12, 2004              By:  /s/Stephen M. Magnone
                                           -------------------------------------
                                           Stephen M. Magnone
                                           Treasurer (Chief Financial Officer)